Form 10-K
period 1994-01-01
GENRAD INC
filed 1994-03-28
CIK 40972

- - - --------------------------------------------------------------------------------
- - - --------------------------------------------------------------------------------
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                             ---------------------

                                   FORM 10-K
                             ---------------------
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                             ---------------------

FOR THE FISCAL YEAR ENDED JANUARY 1, 1994             COMMISSION FILE NO. 1-8045
                             ---------------------

                                  GENRAD, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                             ---------------------

               MASSACHUSETTS                                    04-1360950
      (State or other jurisdiction of                        (I.R.S. Employer
       incorporation or organization)                     Identification Number)
  300 BAKER AVENUE, CONCORD, MASSACHUSETTS                      01742-2174
  (Address of principal executive offices)                      (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (508) 369-4400

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

            Title of each class                 Name of each exchange on which registered
- - - --------------------------------------------   --------------------------------------------
         Common Stock, $1 par value                      New York Stock Exchange
      7-1/4% Convertible Subordinated                    New York Stock Exchange
            Debentures due 2011

     Securities registered pursuant to Section 12(g) of the Act: NONE

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.   Yes  X          No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   [X]

     The aggregate market value of shares held by non-affiliates of the registrant as of March 15, 1994 was $ 110,150,000. 18,760,000 shares of the Common Stock of GenRad, Inc., $1 par value, were outstanding on March 15, 1994.

                      DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the definitive Proxy Statement of GenRad, Inc. for the Annual Meeting of Shareholders to be held on May 12, 1994 (the "1994 Proxy Statement"), which will be filed with the Securities and Exchange Commission within 120 days after the close of the Company's fiscal year ended January 1, 1994, are incorporated by reference into Part III and Part IV.

2. Certain Exhibits in GenRad, Inc.'s reports on Form 10-K for the fiscal years ended January 3, 1981, January 3, 1987, January 2, 1988, December 31, 1988, December 30, 1989, December 28, 1991, and January 2, 1993 and certain Exhibit's in GenRad's report on Form 10-Q for the quarter ended June 27, 1992 are incorporated by reference into Part IV.

3. Certain Exhibits in GenRad's Registration Statements on Form S-8 (File No. 2-92786), Form S-8 (File No. 2-92800), Form S-8 (File No. 33-1667), Form S-8
   (File No. 33-35918), and Form S-8 (File No. 33-42789) are incorporated by reference into Part IV.

                                                   Exhibit Index on pages 8 - 10
- - - --------------------------------------------------------------------------------
- - - --------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

     GenRad, Inc. designs, develops, manufactures and sells integrated software, test and measurement systems to manufacturers and users of electronic and mechanical products. The Company has four product lines: Automatic Test Equipment for testing electrical printed-circuit boards ("Concord Products"), Automotive Test Products ("ATP"), Design Automation Products ("DAP"), and Structural Test Products ("STP"). DAP and STP were designated discontinued product lines in the third quarter of 1993 as part of the Company's restructuring as more fully described in Managements Discussion and Analysis of Financial Condition and Operating Results.

     Electronic design and test products and services accounted for 95% of consolidated sales in the fiscal year ended January 1, 1994 ("fiscal 1993"), 91% in the fiscal year ended January 2, 1993 ("fiscal 1992"), and 89% in the fiscal year ended December 28, 1991 ("fiscal 1991").

                                CONCORD PRODUCTS

     Concord Products is comprised of the following products, each of which is developed and manufactured at the Company's Concord, Massachusetts facility.

AUTOMATIC TEST EQUIPMENT (ATE)

     The core ATE products include the 228X and 228Xe product families and are used to test printed-circuit boards, which are used in virtually all electronic products, during their manufacturing process. These systems sell for prices ranging from under $100,000 to over $500,000. These testers primarily use the in-circuit test technique and are reported by Prime Data of San Jose, California to be the in-circuit market share leader as of the last published report.

     Major competitors include Hewlett-Packard, Teradyne and Schlumberger. These products are sold through a direct sales force in the United States, the United Kingdom, Germany, France, Switzerland and Italy. Sales elsewhere are made through these offices or independent representatives to whom GenRad provides technical and administrative assistance.

GENEVA(TM) TEST AND MEASUREMENT SYSTEMS

     GenRad's Extended VXI Architecture ("GENEVA") is a combined hardware and software test and measurement system that uses the industry standard VXIbus for instrument control. GenRad's extension adds a scanner bus above the instruments to solve the signal interconnect problems not addressed by VXI. A patent has been granted to GenRad for this VXIScan[TM] architectural extension. The GENEVA architecture is capable of addressing the needs of a wide range of test and measurement system applications.

     The first standard products based on the new GENEVA architecture are the GR9000 and the GENEVA Test & Measurement Systems. Each of these products is aimed at very distinct markets: telecommunications, end-of-line compliance testing and functional test applications.

TELECOMMUNICATIONS TEST AND MEASUREMENT SYSTEMS (GR9000)

     The GR9000 is the first announced product based on the GENEVA architecture. The GR9000 is an end-of-line telecommunications compliance test and measurement system. The GR9000 can be used by telecommunications companies to run a full range of CCITT tests at high throughput and accuracy. The major competitor thus far is Schlumberger.

GENEVA TEST & MEASUREMENT SYSTEMS

     With their architecture base in the VXIbus instrumentation standard, the GENEVA Test & Measurement Systems GR1000 and GR5000 are open configurable VXI-based test and measurement systems for functional test applications. Such applications range from engineering verifications to manufacturing verifica-tion and calibration to field service and repair at the PC board, modular system level. Pricing of product varies based on customer specifications.

                            AUTOMOTIVE TEST PRODUCTS

     Automotive Test Products develops and produces test systems for service bay diagnostics of electrical failures on cars. ATP designs and manufactures the diagnostic units as well as provides the applications support to write the test programs specific to each model car. Hewlett-Packard and Actia are ATP's most significant competitors. Pricing of product varies based on customer specifications.

                          DESIGN AUTOMATION PRODUCTS*

     Design Automation Products develops, produces and sells System HILO[TRADEMARK], a suite of logic simulation and synthesis software tools that integrate into all leading Computer Aided Engineering (CAE) frameworks. The Company's Design Automation Products are sold both by direct sales and a variety of Original Equipment Manufacturers (OEM's). Customers can also purchase simulation and synthesis hardware tools from Electronic Design Automation (EDA) suppliers such as Mentor and Cadence. DAP's competitors include Viewlogic, Mentor and Cadence.

                           STRUCTURAL TEST PRODUCTS*

     Structural Test Products provides test systems for electromechanical and mechanical testing applications. STP designs, manufactures, sells and provides integration services for systems which ensure structural integrity and product performance. STP's competitors include Schlumberger, Leuven Measurement Systems, Unholtz-Dickie and Spectral Dynamics.

* Design Automation Products and Structural Test Products were designated discontinued product lines in the third quarter of 1993 as part of the Company's restructuring as more fully described in Managements Discussion and Analysis of Financial Condition and Operating Results.

PRINCIPAL MARKETS

     GenRad's principal customers are electronics manufacturers that fall into the following major industries: computers and computer peripherals, telecommunications, aerospace, automotive, process controls, medical equipment, transportation, consumer products, office automation/information processing, government/military equipment and contract manufacturing. GenRad has government contracts which are generally subject to termination at the convenience of the government. Sales to agencies of the United States Government amounted to 12% of consolidated revenues in 1993, 4% in 1992 and 8% in 1991. Sales to Ford of Europe amounted to 16% of consolidated revenues in 1993, 7% in 1992 and 4% in 1991.

SALES, SERVICE AND DISTRIBUTION

     GenRad sells and services its products primarily through its own sales and service organizations consisting of sales offices and service centers located in the United States, the United Kingdom, Germany, France, Switzerland, Italy and Singapore. Sales or service elsewhere is performed through these offices or through independent representatives to whom GenRad provides technical and administrative assistance.

FOREIGN OPERATIONS

     GenRad's operations abroad consist of marketing and servicing products, providing other types of customer support services such as software development and manufacturing of Automotive Test Products. GenRad Fareham, located in Fareham, England, is a division of GenRad's wholly-owned United Kingdom subsidiary, GenRad Limited, and is the base of GenRad's Design Automation Products business unit which was designated a discontinued product line in the third quarter of 1993 as part of the Company's restructuring as more fully described in Managements Discussion and Analysis of Financial Condition and Operating

Results. GenRad Manchester, located in Manchester, England, is also a division of GenRad Limited and is the base of GenRad's Automotive Test Products business unit.

     GenRad is subject to the usual risks of international trade, including unfavorable economic conditions, political instability, restrictive trade policies, controls on funds transfers and foreign currency fluctuations.

     During fiscal year 1993, sales in foreign countries were $88,839,000, or 56% of GenRad's total sales, compared with $83,220,000, or 58%, during fiscal year 1992, and $85,958,000, or 55%, during fiscal year 1991. Additional information regarding GenRad's foreign operations is contained in the Consolidated Financial Statements incorporated in Item 8 of this report.

BACKLOG

     Backlog at the end of 1993 was approximately $23 million as compared to approximately $35 million at the end of 1992. Backlog relating to the U.S. Marine Corps order as of the end of 1993 totaled $2.4 million compared to $12.6 million at the end of 1992. Backlog for 1993 excluded orders related to discontinued products. Backlog for 1992 included $3.5 million of orders related to discontinued products. Most orders are filled within three months of receipt. It is expected that substantially all of the orders on hand on January 1, 1994, will be filled during the current fiscal year. Although orders are subject to cancellation by purchasers, GenRad's experience has been that cancellations are not material.

COMPETITIVE CONDITIONS

     Competition, from both U.S. and foreign competitors, is strong and active. Some of these competitors are substantially larger companies with greater resources. Typically, GenRad meets competition by carefully selecting its markets and by developing its products to meet the needs of each group of customers. Primary competitive factors are product performance, customer support services and pricing. The Automatic Test Equipment (ATE) industry is subject to rapid change and success is dependent on the development of new technologies and new product introductions. A key competitive advantage for GenRad is the Company's broad and integrated product family and its extensive software capabilities.

RESEARCH AND DEVELOPMENT

     GenRad's expenditures for the development of new products and services, and the improvement of existing products and services, were $15,342,000 in fiscal 1993, $20,278,000 in fiscal 1992, and $24,210,000 in fiscal 1991. The 1993 expenditures were primarily for staffing and related expenses for the development of printed-circuit board ATE and new architecture test and measurement systems.

PATENTS AND TRADEMARKS

     GenRad seeks patents in the United States and appropriate foreign countries for significant technological inventions. GenRad also owns patents, copyrights, trademarks and proprietary information, some of which are considered to be valuable assets. In the opinion of management, no individual patent, copyright, trademark or proprietary information is material to the business as a whole.

SUPPLIERS

     Materials and components used by GenRad in manufacturing its products are available primarily from domestic sources. Where possible, GenRad buys from multiple sources to avoid dependence on any single supplier. However, certain microcomputers, microprocessors, general-purpose digital computers and custom semiconductor devices are only available from a limited number of suppliers.

ENVIRONMENT

     GenRad's manufacturing facilities are subject to numerous laws and regulations designed to protect the environment. GenRad does not anticipate that compliance with such laws or regulations presently in effect will adversely affect its capital expenditures, earnings or competitive position. GenRad does not expect to make any material expenditures for environmental control facilities in the current fiscal year.

EMPLOYEES

     GenRad had 1,184 employees, including contract employees, on January 1, 1994, and 1,363 employees on January 2, 1993. No GenRad employees are covered by collective bargaining agreements, and GenRad believes relations with its employees are good.

                       EXECUTIVE OFFICERS OF GENRAD, INC.

              NAME                AGE                                OFFICE
- - - --------------------------------  ----   --------------------------------------------------------------
James F. Lyons..................   59    President and Chief Executive Officer
Robert C. Aldworth..............   41    Vice President, Chief Financial Officer, Clerk and Secretary
John K. Bulman..................   47    Vice President, Sales and Service
Sarah H. Lucas..................   34    Vice President, Strategic Planning and Analysis
Walter A. Shephard..............   40    Treasurer

     The President, Treasurer and Clerk are elected and all other officers are appointed by the Directors at their first meeting following the Annual Meeting of Shareholders. Appointed officers hold office for one year and elected officers hold office for one year and until a successor is chosen and qualified. There are no family relationships among the officers.

     Mr. Lyons joined the Company as President and Chief Executive Officer in July 1993. From January 1992 until July 1993, Mr. Lyons served as President and Chief Executive Officer of Harry Gray Associates, a management consulting and investment company located in Farmington, Connecticut. From 1989 to 1992, he was President and Chief Operating Officer of American Medical International, Dallas, Texas. From 1987 to 1989 he was Chief Investment Officer of GKH Partners, Farmington, Connecticut.

     Mr. Aldworth was appointed Vice President and Chief Financial Officer of GenRad in August 1991 and Clerk and Secretary in March 1993. Prior to that, he had been Vice President, Finance and Chief Financial Officer of MPB Corporation, Keene, New Hampshire, since 1984.

     Mr. Bulman was appointed Vice President, Sales and Service of GenRad in January 1994. He has been Vice President, Sales-Concord Products, at GenRad since September 1992. From 1989 to September 1992, Mr. Bulman held various other positions with the Company, including Director, North American Sales and Eastern Region Sales Manager-U.S. From 1986 to 1989, Mr. Bulman was Director, Schlumberger Technologies ATE, Western Operations, San Jose, California, and Central Region Manager-Board Test Products, Dallas, Texas.

     Ms. Lucas was appointed Vice President, Strategic Planning and Analysis of GenRad in January 1994. From July 1990 to January 1994, Ms. Lucas served as an Associate Consultant within McKinsey & Company. From September 1988 to June 1990, she attended the MBA program at Harvard Business School where she graduated as a Baker Scholar in 1990. During this time from June 1989 through August 1989, Ms. Lucas also served as an Associate Consultant with McKinsey & Company in their London office. From 1986 to 1988, Ms. Lucas was a Senior Business Analyst at the MAC group in Cambridge, Massachusetts.

     Mr. Shephard was appointed Treasurer of GenRad in January 1991. From June 1985 to December 1990, he was Assistant Treasurer and Manager of Treasury Operations of the Company.

ITEM 2.  PROPERTIES

     GenRad's executive offices are located in Concord, Massachusetts, where the Company owns a 450,000 square foot building on 77 acres of land. GenRad also owns a 254,000 square foot manufacturing facility on 85 acres of land in Bolton, Massachusetts, and a 25,000 square foot research and development facility on three acres of land in Fareham, England.

     In addition, GenRad engages in research, design, manufacturing or marketing operations in leased facilities in five states in the United States and in six foreign countries. All of GenRad's properties are well maintained.

ITEM 3.  LEGAL PROCEEDINGS

     On October 19, 1993, the Hewlett-Packard Company ("H-P") brought an action in the United States District Court in Colorado against GenRad for infringement of one or more claims of H-P's U.S. Patents Nos. 5,124,660 and 5,254,953 directed to the use of capacitive coupling for detecting open component pins on circuit boards. On October 19, 1993, GenRad brought an action in United States District Court in Massachusetts against H-P to obtain a judgment declaring those patents invalid and not infringed. In January 1994, H-P amended its complaint to eliminate the infringement claim as to the former of those patents, but it is still charging GenRad with infringement of the latter. GenRad is maintaining its request that both patents be declared invalid and not infringed.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable

                                    PART II

ITEM 5.  MARKET FOR REGISTRANTS' COMMON STOCK AND RELATED SHAREHOLDER MATTERS

     The information set forth in Exhibit 27, under the captions "Supplementary Information" and "Investors' Reference Guide", which is the same as the information set forth on pages 37 and 39 of GenRad's 1993 Annual Report is incorporated by reference.

ITEM 6.  SELECTED FINANCIAL DATA

     The information set forth in Exhibit 27, under the caption "Selected Financial Data, Five Year Summary", which is the same as the information set forth under that caption on page 15 of GenRad's 1993 Annual Report, is incorporated by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information set forth in Exhibit 27, under the caption "Management's Discussion and Analysis of Financial Condition and Operating Results", which is the same as the information set forth under that caption on pages 16 through 18 of GenRad's 1993 Annual Report, is incorporated by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information set forth in the Consolidated Financial Statements and the Supplementary Information in Exhibit 27, which is the same information set forth in the Consolidated Financial Statements and the Supplementary Information on pages 21 through 37 of GenRad's 1993 Annual Report, is incorporated by reference.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information set forth under the caption "Executive Officers of GenRad, Inc." on page 4 in Part I of this report, and on pages 5 through 12 of the 1994 Proxy Statement, is incorporated by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information set forth on pages 8 through 12 of the 1994 Proxy Statement is incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a) Security ownership of certain beneficial owners

     The information set forth in the table on pages 2 through 4 of the 1994 Proxy Statement is incorporated by reference.

     (b) Security ownership of management

     The information set forth under the column "Amount and Nature of Beneficial Ownership" as of March 15, 1994 in the table on pages 2 through 4 of the 1994 Proxy Statement is incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     There are no such relationships or transactions.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) The following Consolidated Financial Statements of GenRad, Inc. and Subsidiaries, which are the same as the Consolidated Financial Statements in GenRad's 1993 Annual Report, are incorporated by reference to Exhibit 27:

         A. Consolidated Statement of Operations.

         B. Consolidated Balance Sheet.

         C. Consolidated Statement of Stockholders' Equity (Deficit).

         D. Consolidated Statement of Cash Flows.

         E. Notes to Consolidated Financial Statements.

(a)(2) The following schedules to the Consolidated Financial Statements of GenRad, Inc. and Subsidiaries are filed as part of this report:

         A. Report of Independent Public Accountants on Schedules

         B. Schedule V - Property, Plant and Equipment

         C. Schedule VI - Accumulated Depreciation and Amortization of Property, Plant and Equipment

         D. Schedule VIII - Valuation and Qualifying Accounts

         E. Schedule IX - Short-Term Borrowings

         F. Schedule X - Supplementary Income Statement Information

     All other schedules not listed above are inapplicable or are not required under Securities and Exchange Commission regulations and therefore have been omitted.

(a)(3) The following Exhibits are filed as part of this report:

        3.1       -- Articles of Organization of GenRad, Inc. as amended to June 5, 1987, incorporated by reference to Exhibit 3.1 to the Company's report on Form
                     10-K for the year ended January 2, 1988.
        3.2       -- Bylaws of GenRad, Inc. (as amended), incorporated by reference to Exhibit
                     3.2 of the Company's report on Form 10-K for the year ended December 28,
                     1991.
        4.1       -- Indenture dated as of May 1, 1986 between GenRad, Inc. and State Street
                     Bank and Trust Company, Trustee, related to 7-1/4% Convertible Subordinated
                     Debenture, incorporated by reference to Exhibit 4.1 to the Company's report on Form 10-K for the year ended January 3, 1987.
        4.2       -- Rights Agreement, dated as of June 17, 1988, between GenRad, Inc. and The
                     First National Bank of Boston, incorporated by reference to Exhibit 4.2 to the Company's report on Form 10-K for the year ended December 31, 1988.
      *10.1       -- Form of Employment Agreement between GenRad, Inc. and certain of GenRad's
                     Executive Officers, incorporated by reference to Exhibit 10.1 to the
                     Company's report on Form 10-K for the year ended December 28, 1991.
      *10.2       -- Agreement between GenRad, Inc. and William R. Thurston dated as of June 1,
                     1988, incorporated by reference to Exhibit 10.2 to the Company's report on
                     Form 10-K for the year ended December 31, 1988.
       10.3       -- Listing Agreement between GenRad, Inc. and the New York Stock Exchange,
                     Inc., incorporated by reference to Exhibit 10.7 to the Company's report on
                     Form 10-K for the year ended January 3, 1981.

      *10.4       -- GenRad, Inc. 1991 Equity Incentive Plan, incorporated by reference to
                     GenRad's Registration Statement on Form S-8 (File No. 33-42789) filed on
                     September 17, 1991.
      *10.5       -- GenRad, Inc. 1991 Directors' Stock Option Plan, incorporated by reference to GenRad's Registration Statement on Form S-8 (File No. 33-42789) filed on
                     September 17, 1991.
      *10.6       -- GenRad, Inc. Non-Qualified Stock Option Plan, incorporated by reference to
                     Appendix B to the prospectus in GenRad's Registration Statement on Form S-8
                     (File No. 2-92786) filed August 15, 1984.
      *10.7       -- GenRad, Inc. 1982 Stock Option Plan, incorporated by reference to GenRad's
                     Registration Statement on Form S-8 (File No. 33-35918) filed on July 18,
                     1990.
      *10.8       -- GenRad, Inc. Employee Stock Purchase Plan, incorporated by reference to
                     Exhibit 10 to GenRad's Registration Statement on Form S-8 (File No.
                     33-1667) filed on November 20, 1985.
      *10.9       -- GenRad Choice Investment Plan Part II, Active Participation, incorporated by reference to GenRad's Registration Statement on Form S-8 (File No.
                     2-92800) filed on August 16, 1984.
       10.10      -- GenRad, Inc. Agreement and Plan of Reorganization, dated as of April 13,
                     1989, between GenRad, Inc. and Structural Measurement Systems, Inc.,
                     incorporated by reference to Exhibit 10.11 to the Company's report on Form
                     10-K for the year ended December 30, 1989.
       10.11      -- General Loan and Security Agreement dated June 23, 1992 between GenRad,
                     Inc. and Foothill Capital Corporation, incorporated by reference to Exhibit
                     19.1 to the Company's report on Form 10-Q for the quarter ended June 27,
                     1992.
       10.12      -- Mortgage, Security Agreement and Fixture Filing (300 Baker Avenue, Concord,
                     Massachusetts) dated June 23, 1992 between GenRad, Inc. and Foothill
                     Capital Corporation, incorporated by reference to Exhibit 19.2 to the
                     Company's report on Form 10-Q for the quarter ended June 27, 1992.
       10.13      -- Assignment of Leases and Rents (300 Baker Avenue, Concord, Massachusetts)
                     dated June 23, 1992 between GenRad, Inc. and Foothill Capital Corporation, incorporated by reference to Exhibit 19.3 to the Company's report on Form
                     10-Q for the quarter ended June 27, 1992.
       10.14      -- Mortgage, Security Agreement and Fixture Filing (37 East Main Street,
                     Bolton, Massachusetts) dated June 23, 1992 between GenRad, Inc. and
                     Foothill Capital Corporation, incorporated by reference to Exhibit 19.4 to the Company's report on Form 10-Q for the quarter ended June 27, 1992.
       10.15      -- Assignment of Leases and Rents (37 East Main Street, Bolton Massachusetts)
                     dated June 23, 1992 between GenRad, Inc. and Foothill Capital Corporation, incorporated by reference to Exhibit 19.5 to the Company's report on Form
                     10-Q for the quarter ended June 27, 1992.
      *10.16      -- Form of Bonus Agreement between GenRad, Inc. and certain of GenRad's
                     Executive Officers, incorporated by reference to Exhibit 10.16 to the
                     Company's report on Form 10-K for the year ended January 2, 1993.
      *10.17      -- Form of Non-Statutory Stock Option Agreement between GenRad, Inc. and certain of GenRad's Executive Officer's, incorporated by reference to
                     Exhibit 10.17 to the Company's report on Form 10-K for the year ended
                     January 2, 1993.
      *10.18      -- Second Amended and Restated Employment Agreement between GenRad, Inc. and
                     Robert E. Anderson effective as of March 19, 1993, incorporated by reference to Exhibit 10.18 to the Company's report on Form 10-K for the year ended January 2, 1993.

       10.19      -- Amendment No. 1 dated as of October 26, 1992 to General Loan and Security
                     Agreement between GenRad, Inc. and Foothill Capital Corporation, dated as of June 23, 1992, incorporated by reference to Exhibit 19.1 to the
                     Company's report on Form 10-Q for the quarter ended June 27, 1992.
       10.20      -- Amendment No. 2 dated as of November 24, 1993 to General Loan and Security
                     Agreement between GenRad, Inc. and Foothill Capital Corporation, dated as of June 23, 1992, incorporated by reference to Exhibit 19.1 to the
                     Company's report on Form 10-Q for the quarter ended June 27, 1992.
      *10.21      -- First Amendment dated as of May 18, 1993 to the Second Amended and Restated
                     Employment Agreement between GenRad, Inc. and Robert E. Anderson effective as of March 19, 1993, attached.
      *10.22      -- Employment Agreement between GenRad, Inc. and James F. Lyons effective as of July 7, 1993, attached.
      *10.23      -- Non-Statutory Stock Option Agreement between GenRad, Inc. and James F.
                     Lyons effective as of July 7, 1993, attached.
      *10.24      -- GenRad, Inc. 1994 Director Restricted Stock Plan, incorporated by reference to GenRad's 1994 Proxy Statement for year ended January 1, 1994.
       21         -- List of Subsidiaries, attached.
       23         -- Consent of Arthur Andersen & Co., attached.
       27         -- Financial Statements including Notes and Supplementary Data, attached.

     (b) None

     (c) See Item 14(a)(3) above.

     (d) See Item 14(a)(1) and (2) above.
- - - ---------------

* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14 (a) and (c) of this Report.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED DULY AUTHORIZED.
                                                  GENRAD, INC.
                                                 (REGISTRANT)

                                          BY:     /S/ JAMES F. LYONS
                                              ------------------------
                                                  JAMES F. LYONS
                                              ------------------------
                                                  PRESIDENT AND CHIEF
                                                  EXECUTIVE OFFICER
                                          Date:   March 28, 1994

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

                SIGNATURE                               TITLE                      DATE
- - - ------------------------------------------  ------------------------------  ------------------
     (1) Principal executive officer
         /S/  JAMES F. LYONS                President and Chief Executive       March 28, 1994
    .....................................   Officer
              JAMES F. LYONS

     (2) Principal financial officer
         /S/ ROBERT C. ALDWORTH             Vice President, Chief               March 28, 1994
    .....................................   Financial Officer, Clerk and
                                            Secretary
            ROBERT C. ALDWORTH

     (3) Principal accounting officer
         /S/ ROBERT C. ALDWORTH             Vice President, Chief Financial      March 28, 1994
    .....................................   Officer, Clerk and Secretary
            ROBERT C. ALDWORTH

(4) A majority of the Board of Directors:
           /S/ JAMES F. LYONS               Director                            March 28, 1994
    .....................................
              JAMES F. LYONS

          /S/ EDWIN M. MARTIN, JR.          Director                            March 28, 1994
    .....................................
           EDWIN M. MARTIN, JR.

          /S/  PAUL PENFIELD, JR.           Director                            March 28, 1994
    .....................................
            PAUL PENFIELD, JR.

        /S/  WILLIAM G. SCHEERER            Director                            March 28, 1994
    .....................................
           WILLIAM G. SCHEERER

          /S/  WILSON WILDE                 Director                            March 28, 1994
    .....................................
               WILSON WILDE

          /S/ JAMES H. WRIGHT               Director                            March 28, 1994
    .....................................
             JAMES H. WRIGHT

                             ARTHUR ANDERSEN & CO.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

Stockholders and Board of Directors
GenRad, Inc.:

     We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in GenRad, Inc.'s annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report theron dated February 4, 1994. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedules listed in the accompanying index are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                            /s/  ARTHUR ANDERSEN & CO.

                                                 ARTHUR ANDERSEN & CO.

Boston, Massachusetts,
February 4, 1994

                         GENRAD, INC. AND SUBSIDIARIES

                  SCHEDULE V -- PROPERTY, PLANT AND EQUIPMENT
                                 (IN THOUSANDS)
- - - --------------------------------------------------------------------------------
- - - --------------------------------------------------------------------------------

                   COL. A                      COL. B        COL. C       COL. D       COL. E       COL. F
- - - ------------------------------------------------------------------------------------------------------------
                                                                                           OTHER
                                              BALANCE AT                                 CHANGES     BALANCE
                                               BEGINNING  ADDITIONS AT                       ADD   AT END OF
CLASSIFICATION                                 OF PERIOD          COST  RETIREMENTS  (DEDUCT)(A)      PERIOD
- - - ------------------------------------------------------------------------------------------------------------
- - - ------------------------------------------------------------------------------------------------------------
For the year ended January 1, 1994:
    Land and improvements...................   $  1,414      $--          $     --     $   (902)   $    512
    Buildings and improvements..............     46,638         240         (2,642)     (18,645)     25,591
    Machinery and equipment.................     75,390       3,838         (6,572)      (4,760)     67,896
    Service parts...........................     17,182       1,839         (1,717)        (664)     16,640
                                               --------      ------       --------     --------    --------
                                               $140,624      $5,917       $(10,931)    $(24,971)   $110,639
                                               --------      ------       --------     --------    --------
For the year ended January 2, 1993:
    Land and improvements...................   $  1,486      $--          $     --     $    (72)   $  1,414
    Buildings and improvements..............     47,468         727           (486)      (1,071)     46,638
    Machinery and equipment.................     81,695       3,821         (8,099)      (2,027)     75,390
    Service parts...........................     20,061         472         (1,436)      (1,915)     17,182
                                               --------      ------       --------     --------    --------
                                               $150,710      $5,020       $(10,021)    $ (5,085)   $140,624
                                               --------      ------       --------     --------    --------
For the year ended December 28, 1991:
    Land and improvements...................   $  1,496      $--          $     --     $    (10)   $  1,486
    Buildings and improvements..............     47,808       1,789         (1,958)        (171)     47,468
    Machinery and equipment.................     84,947       3,711        (10,676)       3,713      81,695
    Service parts...........................     32,971         580        (13,112)        (378)     20,061
                                               --------      ------       --------     --------    --------
                                               $167,222      $6,080       $(25,746)    $  3,154    $150,710
                                               --------      ------       --------     --------    --------


- - - ---------------

(a) Amounts include transfers to assets held for sale, as more fully described in the Provision for Restructuring and Unusual Charges Note to the Consolidated Financial Statements, foreign currency translation adjustments resulting from the provisions of Statement of Financial Accounting Standards #52 and certain reclassifications of demonstration equipment from inventory to property, plant and equipment.

                         GENRAD, INC. AND SUBSIDIARIES

                  SCHEDULE VI -- ACCUMULATED DEPRECIATION AND
                 AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT
                                 (IN THOUSANDS)
- - - --------------------------------------------------------------------------------
- - - --------------------------------------------------------------------------------

                   COL. A                        COL. B       COL. C      COL. D       COL. E      COL. F
- - - -----------------------------------------------------------------------------------------------------------
                                                             ADDITIONS                     OTHER
                                                BALANCE AT  CHARGED TO                   CHANGES    BALANCE
                                                 BEGINNING    COST AND                       ADD  AT END OF
CLASSIFICATION                                   OF PERIOD     EXPENSE  RETIREMENTS  (DEDUCT)(A)     PERIOD
- - - -----------------------------------------------------------------------------------------------------------
- - - -----------------------------------------------------------------------------------------------------------

For the year ended January 1, 1994:
    Land and improvements....................   $    724     $    202    $  --        $    (592)  $    334
    Buildings and improvements...............     27,622          947       (2,010)      (4,685)    21,874
    Machinery and equipment..................     63,996        6,570       (5,436)      (5,981)    59,149
    Service parts                                 13,573        1,788       (1,533)        (619)    13,209
                                                --------     --------    ---------    ---------   --------
                                                $105,915     $  9,507    $  (8,979)   $ (11,877)  $ 94,566
                                                --------     --------    ---------    ---------   --------
For the year ended January 2, 1993:
    Land and improvements....................   $    666     $     58    $  --        $  --       $    724
    Buildings and improvements...............     25,893        1,869           14         (154)    27,622
    Machinery and equipment..................     65,361        6,856       (5,990)      (2,231)    63,996
    Service parts............................     14,825        2,077       (1,741)      (1,588)    13,573
                                                --------     --------    ---------    ---------   --------
                                                $106,745     $ 10,860    $  (7,717)   $  (3,973)  $105,915
                                                --------     --------    ---------    ---------   --------
For the year ended December 28, 1991:
    Land and improvements....................   $    606     $     60    $  --        $  --       $    666
    Buildings and improvements...............     25,542        2,077       (1,680)         (46)    25,893
    Machinery and equipment..................     65,446        7,905       (8,993)       1,003     65,361
    Service parts............................     20,909        1,552       (7,338)        (298)    14,825
                                                --------     --------    ---------    ---------   --------
                                                $112,503     $ 11,594    $ (18,011)   $     659   $106,745
                                                --------     --------    ---------    ---------   --------

- - - ---------------

(a) Amounts include transfers to assets held for sale and asset write-offs as more fully described in the Provisions for Restructuring and Unusual Charges Note to the Consolidated Financial Statements, foreign currency translation adjustments resulting from the provisions of Statement of Financial Accounting Standards #52 and certain reclassifications of demonstration equipment from inventory to property, plant and equipment.

                           GENRAD, INC. AND SUBSIDIARIES

                 SCHEDULE VIII -- VALUATION AND QUALIFYING ACCOUNTS
                                   (IN THOUSANDS)

    ----------------------------------------------------------------------------
    ----------------------------------------------------------------------------

                     COL. A                         COL. B       COL. C       COL. D      COL. E
- - - --------------------------------------------------------------------------------------------------
                                                               ADDITIONS
                                                  BALANCE AT   CHARGED TO                 BALANCE
                                                  BEGINNING    COSTS AND    DEDUCTIONS    AT END
                  DESCRIPTION                     OF PERIOD     EXPENSES       (A)       OF PERIOD
- - - --------------------------------------------------------------------------------------------------
- - - --------------------------------------------------------------------------------------------------
Year ended January 1, 1994
     Deducted from asset accounts:
       Allowance for doubtful accounts..........    $1,251        $368         $157       $ 1,462
Year ended January 2, 1993
     Deducted from asset accounts:
       Allowance for doubtful accounts..........    $  929        $650         $328       $ 1,251
Year ended December 28, 1991
     Deducted from asset accounts:
       Allowance for doubtful accounts..........    $  702        $341         $114       $   929

- - - ---------------

(a) Uncollectable accounts written off, net of recoveries.

                         GENRAD, INC. AND SUBSIDIARIES

                      SCHEDULE IX -- SHORT-TERM BORROWINGS
                                 (IN THOUSANDS)
- - - --------------------------------------------------------------------------------
- - - --------------------------------------------------------------------------------

               COL. A                  COL. B      COL. C      COL. D        COL. E       COL. F
- - - -------------------------------------------------------------------------------------------------
                                                                                         WEIGHTED
                                                                                          AVERAGE
                                                                 MAXIMUM       AVERAGE   INTEREST
                                                  WEIGHTED        AMOUNT        AMOUNT       RATE
                                        BALANCE    AVERAGE   OUTSTANDING   OUTSTANDING     DURING
CATEGORY OF AGGREGATE                 AT END OF   INTEREST    DURING THE    DURING THE        THE
SHORT-TERM BORROWINGS                    PERIOD       RATE        PERIOD     PERIOD(A)   PERIOD(B)
- - - -------------------------------------------------------------------------------------------------
- - - -------------------------------------------------------------------------------------------------
Year ended January 1, 1994:
     Notes payable to banks.........   $ 3,475      7.00%      $ 5,999       $ 3,650       7.95%
Year ended January 2, 1993:
     Notes payable to banks.........   $ 4,713     13.78%      $ 7,806       $ 6,068      11.16%
Year ended December 28, 1991:
     Notes payable to banks.........   $ 4,916     12.04%      $11,430       $ 8,145      13.08%

- - - ---------------

Notes payable to banks represent domestic borrowings by the registrant and borrowings by foreign subsidiaries under line of credit borrowing arrangements.

(a) The average amount outstanding during the period was computed by dividing the total of month-end outstanding principal balances by 12.

(b) The weighted average interest rate during the period was computed by dividing the actual interest expense by average short-term debt outstanding during the period.

                         GENRAD, INC. AND SUBSIDIARIES

            SCHEDULE X -- SUPPLEMENTAL INCOME STATEMENT INFORMATION
                                 (IN THOUSANDS)
- - - --------------------------------------------------------------------------------
- - - --------------------------------------------------------------------------------

                      COL. A                                           COL. B
- - - -----------------------------------------------------------------------------------------------
ITEM                                                              CHARGED TO COSTS AND EXPENSES
- - - -----------------------------------------------------------------------------------------------
                                                                                    YEARS ENDED
                                                   --------------------------------------------
                                                   JANUARY 1,        JANUARY 2,     DECEMBER 28,
                                                         1994             1993             1991


- - - -----------------------------------------------------------------------------------------------
- - - -----------------------------------------------------------------------------------------------
Maintenance and repairs............................    $1,531         $1,879         $2,612

- - - ---------------

Note: Amounts for depreciation and amortization of intangible assets; taxes, other than payroll taxes and income taxes; royalties; and advertising are not presented herein as such amounts are either less than 1% of total sales and revenues or such amounts have been disclosed in the Consolidated Financial Statements or Notes thereto, incorporated by reference herein.