Form 10-Q
period 1994-04-02
GENRAD INC
filed 1994-05-06
CIK 40972

                                   FORM 10-Q

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549



                   Quarterly Report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



For the Quarter Ended                                   Commission File No.

   April 2, 1994                                              1-8045



                                  GenRad, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



         Massachusetts                                     04-1360950
- -------------------------------          ---------------------------------------
(State or other jurisdiction of          (I.R.S. employer identification number)
 incorporation or organization)

300 Baker Avenue, Concord, Massachusetts                      01742
- ---------------------------------------- ---------------------------------------
(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code:    (508)369-4400


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes       X                No
         ---                       ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of each class
- -------------------
Common stock, $1 par value

Shares outstanding April 29, 1994. . . . . . . . . . . . . . .   18,910,801

                         GenRad, Inc. and Subsidiaries
                         -----------------------------

                               Table of Contents
                               -----------------



                                                      Page No.
                                                      --------
Part I.  Financial Information:

         Consolidated Balance Sheet                      1

         Consolidated Statement of Operations            3

         Condensed Consolidated Statement of
          Cash Flows                                     4

         Notes to Consolidated Financial Statements      5

         Management's Discussion and Analysis of
          Financial Condition and Operating Results      6


Part II. Other Information:

         Item 6 - Exhibits and Reports on Form 8-K       8


Signatures                                               9

                                                                              1.
                         PART I.  FINANCIAL INFORMATION

                         GenRad, Inc. and Subsidiaries
                           Consolidated Balance Sheet
                                     Assets
                                 (In thousands)


                                                April 2,        January 1,
                                                   1994              1994
                                                -------         ---------
                                                (Unaudited)
Current Assets:
  Cash and equivalents                            $10,871          $  8,418
  Accounts receivable, net                         31,829            30,994
  Inventories:
  Raw materials                                     7,418             6,480
  Work in process                                   2,549             3,068
  Finished goods                                    3,828             3,757
                                                  -------          --------
                                                   13,795            13,305
                                                  -------          --------

Other current assets                                2,771             2,846
                                                  -------          --------
  Total current assets                             59,266            55,563
                                                  -------          --------

Property, plant and equipment:
  Land                                                515               512
  Buildings                                        24,882            25,591
  Machinery and equipment                          68,030            67,896
  Service parts                                    17,070            16,640
                                                  -------          --------
                                                  110,497           110,639
  Less: Accumulated depreciation                   95,545            94,566
                                                  -------          --------
                                                   14,952            16,073
Other assets                                        1,308             1,380
Assets held for sale                                4,100             4,100
                                                  -------          --------
                                                  $79,626          $ 77,116
                                                  =======          ========


The accompanying Notes are an integral part of these Consolidated Financial Statements.


                         GenRad, Inc. and Subsidiaries
                           Consolidated Balance Sheet
                      Liabilities and Stockholders' Equity
                                 (In thousands)



                                                April 2,        January 1,
                                                   1994              1994
                                                --------        ----------
                                                (Unaudited)
Current Liabilities:
  Notes payable to banks                        $   1,435         $  3,475
  Trade accounts payable                            6,107            5,437
  Accrued liabilities                              31,311           27,330
  Accrued compensation and
       employee benefits                            9,650           10,134
                                                ---------         --------
    Total current liabilities                      48,503           46,376
                                                ---------         --------

Long-term Liabilities:
  Long-term debt                                   48,867           48,851
  Accrued pensions and benefits                    13,397           12,985
  Future lease costs of unused facilities          11,031           12,682
  Other long-term liabilities                       1,509            1,509
                                                ---------         --------
      Total long-term liabilities                  74,804           76,027
                                                ---------         --------

Stockholders' Equity (deficit):
  Common stock, $1 par value
   Authorized 60,000,000 shares; issued and
   outstanding 18,791,000 and 18,530,000           18,791           18,530
  Additional paid-in capital                      105,671          105,177
  Accumulated deficit                            (165,481)        (166,492)
  Equity adjustment from foreign
       currency translation                        (2,662)          (2,502)
                                                ---------        ---------
      Total stockholders' equity (deficit)        (43,681)         (45,287)
                                                ---------        ---------
                                                $  79,626        $  77,116
                                                =========        =========

The accompanying Notes are an integral part of these Consolidated Financial Statements.


                         GenRad, Inc. and Subsidiaries
                      Consolidated Statement of Operations
                    (In thousands, except per share amounts)
                                  (Unaudited)

                                              Three Months Ended
                                              ------------------
                                        April 2,                April 3,
                                           1994                    1993
                                      -----------             -----------
Revenues:
  Sales of products                   $    27,604             $    34,835
  Sales of services                         6,381                   7,914
                                      -----------             -----------
                                           33,985                  42,749
                                      -----------             -----------

Cost and expenses:
  Cost of products sold                    14,961                  20,341
  Cost of services sold                     3,256                   4,260
                                      -----------             -----------
                                           18,217                  24,601
                                      -----------             -----------

Gross margin                               15,768                  18,148

Operating expenses:
  Selling, general and administrative      10,341                  11,406
  Research and development                  3,289                   3,596
                                      -----------             -----------
                                           13,630                  15,002
                                      -----------             -----------

Operating income                            2,138                   3,146

Other income (expense):
  Interest income                              36                      61
  Interest expense                         (1,042)                 (1,099)
  Other-net                                   129                    (218)
                                      -----------             -----------
                                             (877)                 (1,256)
                                      -----------             -----------

Income before taxes                         1,261                   1,890
Income taxes                                  250                     560
                                      -----------             -----------
Net income                            $     1,011             $     1,330
                                      ===========             ===========
Net income per share                  $       .05             $       .07
                                      ===========             ===========

Average common shares outstanding      19,786,000              18,889,000



The accompanying Notes are an integral part of these Consolidated Financial Statements.

                         GenRad, Inc. and Subsidiaries
                 Condensed Consolidated Statement of Cash Flows
                                 (In thousands)
                                  (Unaudited)
                                                                        Three Months Ended
                                                                        ------------------
                                                                April 2,                April 3,
                                                                   1994                    1993
                                                                --------                --------
Operating activities:
      Net income                                                $ 1,011                 $ 1,330
      Adjustments to reconcile net income
          to net cash provided (used) by operating activities:
        Depreciation and amortization                             1,417                   2,262
        Reserve for future lease costs of unused
          facilities                                             (1,651)                   (684)
      Increase (decrease) resulting from changes
        in operating assets and liabilities:
        Accounts receivable                                        (599)                    582
        Inventories                                                (483)                 (1,183)
        Trade accounts payable                                      644                    (528)
        Income taxes                                                  -                     502
        Accrued liabilities and customer prepayments              3,820                   2,167
        Accrued compensation and
          employee benefits                                        (164)                 (1,681)
        Prepaid expense                                              96                   2,009
        Other, net                                                  339                     104
                                                                -------                 -------
      Net cash provided by operating activities                   4,430                   4,880
                                                                -------                 -------

Investing activities:
  Purchases of property, plant and equipment                       (406)                 (1,224)
  Proceeds from sale of property, plant and
    equipment                                                        27                      53
                                                                -------                 -------
    Net cash used by investing activities                          (379)                 (1,171)
                                                                -------                 -------

Financing activities:
  Net change in notes payable                                    (2,147)                   (983)
  Proceeds from employee stock plan                                 755                     564
                                                                -------                 -------
      Net cash used by financing activities                      (1,392)                   (419)
                                                                -------                 -------
Effects of exchange rates on cash                                  (206)                     33
                                                                -------                 -------

Increase in cash and equivalents                                  2,453                   3,323

Cash and equivalents at beginning of period                       8,418                   8,621
                                                                -------                 -------

Cash and equivalents at end of period                          $ 10,871                 $11,944
                                                               ========                 =======


The accompanying Notes are an integral part of these Consolidated Financial Statements.

                         GenRad, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements


1.  Accounting Comments

    Reference is made to the registrant's 1993 annual report to stockholders, which contains, at pages 15 through 37, financial statements and the notes thereto, including a summary of significant accounting policies.

    With respect to the financial information for the interim periods included in this report, which is unaudited, the management of the company believes that all adjustments necessary for a fair presentation of the results for such interim periods have been included. All adjustments are of a normal and recurring nature.

    The results for any interim period are not necessarily indicative of the results for the entire year.

                                                                              6.
                         GenRad, Inc. and Subsidiaries
                    Management's Discussion and Analysis of
                   Financial Condition and Operating Results

Operating Results:
- -----------------

Orders for the Company's products and services declined slightly to $45 million in the 1994 first quarter from $47 million in the comparable 1993 period. The 1993 first quarter included $8 million in orders related to product lines discontinued in the 1993 third quarter. Excluding orders for these discontinued product lines, product and service orders increased reflecting increased demand for the Company's products and the expansion of its service network.

Net product and service revenues in the 1994 and 1993 first quarters were $34 million and $43 million, respectively. The reduction during the 1994 first quarter in relation to the comparable 1993 quarter stems in part from the Company's discontinuance of certain product lines during the 1993 third quarter. These product lines contributed $4 million in revenues to the 1993 first quarter. In addition, the 1993 first quarter included approximately $10 million in increased revenues derived from contracts with Ford of Europe and the U.S. Marine Corps. Although these contracts continue, revenues from these contracts reached peak levels during 1993. Revenues derived from the international market during the 1994 and 1993 first quarters were 64% and 56%, respectively. Product and service revenues derived from the international market are subject to the risks of currency fluctuations.

Backlog at the end of the 1994 first quarter was $30 million compared to $19 million at year-end 1993 and $39 million at the end of the 1993 first quarter. The 1993 first quarter backlog included $8 million related to the discontinued product lines and $10 million in increased backlog related to the Ford of Europe and U.S. Marine Corps contracts. A substantial portion of the first quarter 1994 ending backlog is scheduled for shipment prior to the end of 1994.

Gross margin as a percent of sales increased to 46% in the first quarter of 1994 from 42% in the comparable period in 1993. Gross margin increased due to a relative decrease in sales levels of automotive electronics diagnostic systems and revenues under the U.S. Marine Corps contract which have lower margins than the Company's electronic manufacturing test products. In addition, margins have improved as a percentage of sales due to cost reductions achieved as a result of the 1993 restructuring. However, and partially offsetting some of the margin improvements noted above, the Company continues to be impacted by competitive pricing pressures.

Operating expenses decreased to $13.6 million during the 1994 first quarter from $15.0 million in the comparable 1993 quarter. The decline in expenses is directly related to the Company's 1993 restructuring which resulted in a reduction in workforce, discontinued product lines, reduced facility costs and reduced depreciation. Exclusive of the benefits of the restructuring, the Company's operating expenses increased as a result of the Company's establishment of two additional sales offices to service its automotive customers, the added focus on new products and features development, increased reserves for pending litigation and related benefit increases reflecting changes in the cost of living.

Interest income decreased slightly in the first quarter of 1994 in relation to the comparable period in 1993 as a result of an overall reduction in average cash balances available for investing and a general decline in interest rates. During the same periods, interest expense also decreased slightly due to lower short-term borrowings and interest rates.

The provision for taxes in the first quarters of 1994 and 1993 represents primarily foreign and state income taxes. The Company utilized existing operating loss carryforwards to offset current requirements for United States Federal Income Taxes.

As a result of the above, the Company generated net income of $1,011,000 for the first quarter of 1994 as compared to net income of $1,330,000 for the similar period last year.

During the third quarter 1993, the Company developed and began the implementation of a worldwide restructuring program. The first quarter of 1994 results from operations reflect the benefits of a company-wide reduction in force and resulted in cash outflows for severance pay of approximately $1.4 million related to the third quarter 1993 restructuring. Asset write-offs resulted in $0.6 million of depreciation savings in the first quarter of 1994 related to the third quarter 1993 restructuring. Excess facilities reserves relate primarily to lease losses for vacated or excess domestic and European facilities. Cash outflows related to excess facilities were $0.7 million in the first quarter 1994 related to the third quarter 1993 restructuring. Operating expense reductions for discontinued product lines related to the third quarter 1993 restructuring totaled $2.9 million in relation to the 1993 first quarter.

The Company is a named defendant in a patent infringement litigation matter with a competitor. During the 1993 fourth quarter, the Company established a reserve to cover its best estimate of the outcome of settlement negotiations. During the 1994 first quarter, the Company increased its estimate of legal costs and recorded such increase in General & Administrative Expenses. In management's opinion, current reserves are adequate to cover the potential outcome of the dispute.

Liquidity and Sources of Capital:
- --------------------------------

Cash and equivalents increased by $2.5 million for the three months ended April 2, 1994. The increase reflects improved operating results which generated $4.4 million in cash, partially offset by the Company's investment in research and development and productive equipment of $0.4 million and the repayment of short-term borrowings of $2.1 million.

The Company is a party to long-term leases related to office closings and vacated domestic and European facilities provided for in the Company's 1993 and prior restructurings. During the 1994 first quarter, cash of approximately $1.6 million was used to fund these arrangements. Additional funding of approximately $4.7 is projected for the remaining quarters of 1994. Such amounts do not include any benefit or additional cash outlays that may result from surrendering or sub-leasing any of the facilities since it is uncertain as to whether any such arrangements can be consummated during 1994. During the 1994 first quarter, cash of approximately $1.8 million was used to fund severance and other items provided in the 1993 restructuring.

The Company's primary source of liquidity is internally generated funds. The Company also has existing available secured lines of credit of up to $15.7 million of which $1.4 million was outstanding at the end of the first quarter of 1994. The total available borrowings consist of a $12 million U.S. credit facility entered into in June 1992 which expires January 1, 1995, and $3.7 million in a U.K. credit facility. Borrowings under the U.S. credit facility are secured by all of the Company's domestic assets and are subject to compliance tests and restrictions. Under these restrictions, at April 2, 1994 the Company had an available borrowing capacity of $9.0 million under the U.S. credit facility. Additionally, the borrowings under the U.K. credit facility are secured by all of the Company's U.K. assets and are payable on demand.

The Company's ability to fund its working capital and capital expenditure requirements, make interest payments on its convertible debentures and other borrowings and meet its other cash obligations including those arising from its recent restructurings will depend, among other things, on the continued availability and compliance with its credit lines. Management believes that internally generated funds and its available credit lines will provide the Company with sufficient sources of funds to satisfy its anticipated requirements in 1994. However, if revenues or margins decrease significantly, thereby reducing internally generated funds, the Company may require significant funds from outside financing sources. In such event, there can be no assurance that the Company would be able to obtain such funding as and when required or on acceptable terms.

                          PART II. - OTHER INFORMATION




Item 6.  Exhibits and Reports on Form 8-K.
         ---------------------------------

         (a) There are no exhibits filed with this report.

         (b) There were no reports on Form 8-K filed during the Quarter ended April 2, 1994.

                              SIGNATURES
                              ----------



    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       GenRad, Inc.



                                       By:  /s/ Robert C. Aldworth
                                            ----------------------
                                            Robert C. Aldworth
                                            Chief Financial Officer





    Date: May 6, 1994