Form 10-Q
period 1994-07-02
GENRAD INC
filed 1994-08-08
CIK 40972

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ______________________

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED JULY 2, 1994

                           COMMISSION FILE NO. 1-8045

                             ______________________


                                  GENRAD, INC.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)



  MASSACHUSETTS                                          04-1360950
- -------------------------------          --------------------------------------
(State or other jurisdiction of          (I.R.S. employer identification number)
 incorporation or organization)


300 BAKER AVENUE,  CONCORD, MASSACHUSETTS                               01742
- --------------------------------------------------------------------------------
(Address of principal executive offices)   (Zip Code)

Registrant's telephone number, including area code:  (508) 369-4400

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes    X      No
    -------      -------

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


        19,065,133 shares of Common Stock, $1 par value, outstanding July 29,
1994


================================================================================

                         GENRAD, INC. AND SUBSIDIARIES
                         -----------------------------
                               TABLE OF CONTENTS
                               -----------------
                                                                          Page No.
                                                                          --------
  PART I.  FINANCIAL INFORMATION:

           Consolidated Balance Sheet Assets                                 1

           Consolidated Balance Sheet Liabilities                            2

           Consolidated Statement of Operations                              3

           Condensed Consolidated Statement of Cash Flows                    4

           Notes to Consolidated Financial Statements                        5

           Management's Discussion and Analysis of

                Financial Condition and Operating Results                    6


  PART II.   OTHER INFORMATION:

             Item 4. - Submission of Matters to a Vote of Security Holders   9

             Item 6. - Exhibits and Reports on Form 8-K                      9


              Signatures                                                    10

                                                                              1.

                        PART I.  FINANCIAL INFORMATION

                        GENRAD, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheet
                                    Assets
                                (In thousands)
                                                July  2,           January 1,
                                                    1994                 1994
                                              ----------           ----------
                                              (Unaudited)
Current Assets:
      Cash and equivalents                       $12,989              $ 8,418
      Accounts receivable, net                    34,416               30,994
      Inventories:
           Raw materials                           7,592                6,480
           Work in process                         2,590                3,068
           Finished goods                          4,755                3,757
                                                 -------              -------
                                                  14,937               13,305
                                                 -------              -------
      Other current assets                         2,916                2,846
                                                 -------              -------
           Total current assets                   65,258               55,563
                                                 -------              -------
Property, plant and equipment:
      Land                                           519                  512
      Buildings                                   25,023               25,591
      Machinery and equipment                     69,932               67,896
      Service parts                               17,625               16,640
                                                 -------              -------
                                                 113,099              110,639
      Less:  Accumulated depreciation             97,704               94,566
                                                 -------              -------
                                                  15,395               16,073
Other assets                                       1,358                1,380
Assets held for sale                               3,801                4,100
                                                 -------              -------
                                                 $85,812              $77,116
                                                 =======              =======

         The accompanying Notes are an integral part of these Consolidated Financial Statements.

                        GENRAD, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheet
                     Liabilities and Stockholders' Equity
                                (In thousands)
                                                     July 2,         January 1,
                                                        1994               1994
                                                   ---------          ---------
                                                  (Unaudited)
Current Liabilities:
      Notes payable to banks                       $   2,106          $   3,475
      Trade accounts payable                           6,589              5,437
      Accrued liabilities                             33,535             27,330
      Accrued compensation and
        employee benefits                              9,749             10,134
                                                   ---------          ---------
           Total current liabilities                  51,979             46,376
                                                   ---------          ---------

Long-term Liabilities:
      Long-term debt                                  48,884             48,851
      Accrued pensions and benefits                   13,817             12,985
      Future lease costs of unused facilities         10,814             12,682
      Other long-term liabilities                      1,510              1,509
                                                   ---------          ---------
           Total long-term liabilities                75,025             76,027
                                                   ---------          ---------

Stockholders' Equity (deficit):
      Common stock, $1 par value
        Authorized 60,000 shares; issued and
        outstanding 19,060,000 and 18,530,000         19,060             18,530
      Additional paid-in capital                     105,838            105,177
      Accumulated deficit                           (163,475)          (166,492)
      Equity adjustment from foreign
         currency translation                         (2,615)            (2,502)
                                                   ---------          ---------
           Total stockholders' equity (deficit)      (41,192)           (45,287)
                                                   ---------          ---------
                                                   $  85,812          $  77,116
                                                   =========          =========

         The accompanying Notes are an integral part of these Consolidated Financial Statements.

                                                   GENRAD, INC. AND SUBSIDIARIES
                                               Consolidated Statement of Operations
                                             (In thousands, except per share amounts)
                                                            (Unaudited)
                                                 Three Months Ended                Six Months Ended
                                                 ------------------                ----------------
                                              July 2,          July 3,          July 2,          July 3,
                                                 1994             1993             1994             1993
                                          -----------      -----------      -----------      -----------
Revenues:
      Sales of products                   $    30,287      $    34,170      $    57,891      $    69,005
      Sales of services                         6,540            8,019           12,921           15,933
                                          -----------      -----------      -----------      -----------
                                               36,827           42,189           70,812           84,938
                                          -----------      -----------      -----------      -----------

Cost and expenses:
      Cost of products sold                    16,590           20,236           31,551           40,577
      Cost of services sold                     2,829            4,297            6,085            8,557
                                          -----------      -----------      -----------      -----------
                                               19,419           24,533           37,636           49,134
                                          -----------      -----------      -----------      -----------

Gross margin                                   17,408           17,656           33,176           35,804

Operating expenses:
      Selling, general and administrative      10,604           13,442           20,945           24,848
      Research and development                  3,694            4,157            6,983            7,753
                                          -----------      -----------      -----------      -----------
                                               14,298           17,599           27,928           32,601
                                          -----------      -----------      -----------      -----------

Operating income                                3,110               57            5,248            3,203


Other income (expense):
      Interest income                              78               73              114              134
      Interest expense                           (976)          (1,113)          (2,018)          (2,212)
      Other-net                                   274              190              403              (28)
                                          -----------      -----------      -----------      -----------
                                                 (624)            (850)          (1,501)          (2,106)
                                          -----------      -----------      -----------      -----------

Income (loss) before taxes                      2,486             (793)           3,747            1,097
Income taxes                                      480                -              730              560
                                          -----------      -----------      -----------      -----------
Net income (loss)                         $     2,006      $      (793)     $     3,017      $       537
                                          ===========      ===========      ===========      ===========
Net income (loss) per share               $      0.10      $     (0.04)     $      0.15      $      0.03

Average common shares outstanding          19,815,000       18,021,000       19,787,000       18,829,000

     The accompanying Notes are an integral part of these Consolidated Financial Statements.

                                                                              4.

                                              GENRAD, INC. AND SUBSIDIARIES
                                     Condensed Consolidated Statement of Cash Flows
                                                     (In thousands)
                                                       (Unaudited)
                                                                    Six Months Ended
                                                                    ----------------
                                                                 July 2,           July 3,
                                                                    1994              1993
                                                                 -------           -------
Operating activities:
  Net income                                                     $ 3,017           $   537
  Adjustments to reconcile net income
    to net cash provided (used) by operating activities:
       Depreciation and amortization                               3,034             4,461
       Reserve for future lease costs of unused facilities, net   (2,610)           (1,197)
    Increase (decrease) resulting from changes
     in operating assets and liabilities
       Accounts receivable                                        (2,361)           (5,429)
       Inventories                                                (1,365)           (2,934)
       Trade accounts payable                                      1,021            (1,171)
       Income taxes                                                    -               359
       Accrued liabilities                                         6,196             2,703
       Accrued compensation and employee benefits                    121              (881)
       Prepaid expense                                                23             2,262
       Other, net                                                    430               134
                                                                 -------           -------
    Net cash provided (used) by operating activities               7,506            (1,156)
                                                                 -------           -------

Investing activities:
   Purchases of property, plant and equipment                     (2,127)           (2,966)
   Proceeds from sale of property, plant and equipment               103                61
                                                                 -------           -------
       Net cash provided (used) by investing activities           (2,024)           (2,905)
                                                                 -------           -------

Financing activities:
   Net change in notes payable                                    (1,820)             (777)
   Proceeds from employee stock plan                               1,191               750
                                                                 -------           -------
       Net cash provided (used) by financing activities             (629)              (27)
                                                                 -------           -------
Effects of exchange rates on cash                                   (282)              154
                                                                 -------           -------

Increase (decrease) in cash equivalents                            4,571            (3,934)

Cash and equivalents at beginning of period                        8,418             8,621
                                                                 -------           -------

Cash and equivalents at end of period                            $12,989           $ 4,687
                                                                 =======           =======

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

The results of any interim period are not necessarily indicative of the results for the entire year.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND OPERATING RESULTS

OPERATING RESULTS
- -----------------

Incoming orders for the Company's products and services declined slightly to $33 million for the three months and $78 million for the six months ended July 2, 1994 from $37 million and $84 million, respectively, for the comparable periods in 1993. Included in orders received during the three months and six months ending July 3, 1993 were $4 million and $12 million, respectively, of orders related to product lines discontinued in the 1993 third quarter. Excluding orders for these discontinued product lines, year- to-date product and service orders increased reflecting increased demand for the Company's products.


Net product and service revenues were $37 million for the three months and $71 million for the six months ended July 2, 1994 as compared to $42 million and $85 million, respectively, for the same periods in 1993. The reduction between comparable periods stems in part from the Company's discontinuance of certain product lines during the 1993 third quarter. Discontinued product lines contributed $4 million for the three months and $8 million for the six months ended July 3, 1993. In addition, the three months and six months ended July 3, 1993 included $10 million and $20 million, respectively, in increased revenues derived from contracts with Ford of Europe and the U.S. Marine Corps. Although these contracts continue, revenues from these contracts reached peak levels during 1993. Revenues derived from the international market accounted for 58% and 61% of revenues for the three and six months ended July 2, 1994, as compared to 51% and 54% for the similar periods in 1993. Product and service revenues derived from the international market are subject to the risks of currency fluctuations.


Backlog at the end of the 1994 second quarter was $26 million as compared to $19 million at year-end 1993 and $34 million at the end of the 1993 second quarter. The 1993 second quarter backlog included $7 million related to the discontinued product lines and $6 million in increased backlog related to the Ford of Europe and U.S. Marine Corps contracts. A substantial portion of the second quarter 1994 ending backlog is scheduled for shipment prior to the end of 1994.


Gross margin as a percent of revenues increased to 47% for the three and six months ended July 2, 1994 from 42% in the comparable periods in 1993. Gross margin percentages increased due to changes in product mix as a result of a relative decrease in revenue levels of automotive electronics diagnostic systems and revenues under the U.S. Marine Corps contract which have lower margins than the Company's electronic manufacturing test products. In addition, margins have improved as a percentage of revenues due to cost reductions achieved as a result of the 1993 restructuring. However, and partially offsetting some of the margin improvements noted above, the Company continues to be impacted by competitive pricing pressures.


Operating Expenses decreased for the three and six month periods of 1994 to $14.3 million and $27.9 million, respectively, from $17.6 million and $32.6 million in the comparable periods in 1993, which 1993 amounts include a charge of $1.6 million taken for senior management severance. The decline in expenses is directly related to the Company's 1993 restructuring which was initiated at the end of the third quarter of 1993 and resulted in a reduction in workforce, discontinued product lines, reduced facility costs and reduced depreciation. Exclusive of the benefits of the restructuring, the Company's operating expenses increased as a result of the Company's establishment of two additional sales offices to service its automotive customers and from increased costs associated with sales and operating performance incentive programs.

The provision for taxes in 1994 and 1993 represents foreign and state income taxes. The Company utilized existing operating loss carryforwards to offset current requirements for United States Federal Income Taxes.


As a result of the above, the Company reported net income of $2,006,000 for the three months and $3,017,000 for the six months ended July 2, 1994 as compared to a net loss of ($793,000) and net income of $537,000, respectively, for the similar periods last year.


During the third quarter 1993, the Company developed and began the implementation of a worldwide restructuring program. The results for the three and six month periods ended July 2, 1994 reflect the benefits of a company-wide reduction in force and reflect cash outflows for severance pay of approximately $1.0 million and $2.4 million, respectively, related to the third quarter 1993 restructuring. Asset write-offs resulted in $0.7 million of depreciation savings in the three months and $1.3 million in the six months ended July 2, 1994, related to the third quarter 1993 restructuring. Excess facilities reserves relate primarily to lease losses for vacated or excess domestic and European facilities. Net cash outflows related to excess facilities were $0.5 million and $1.2 million for the three months and six months ended July 2, 1994, respectively, related to the third quarter 1993 restructuring and $0.8 and $1.6 million, respectively, related to earlier restructurings. Operating expense reductions for discontinued product lines related to the third quarter 1993 restructuring totaled $3.0 million for the three months and $5.9 million for the six months ended July 2, 1994 in relation to the 1993 periods.


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


LIQUIDITY AND SOURCES OF CAPITAL
- --------------------------------

Cash and equivalents increased by $4.6 million for the six months ended July 2, 1994. The increase reflects improved operating results which generated $7.5 million in cash and proceeds from employee stock purchases which generated $1.2 million in cash, partially offset by the Company's investment in research and development and productive equipment of $2.1 million and the repayment of short-term borrowings of $1.8 million.


The Company is a party to long-term leases related to office closings and vacated domestic and European facilities provided for in the Company's 1993 and prior restructurings. During the six months ended July 2, 1994, cash of approximately $2.8 million was used to fund these arrangements. Additional funding of approximately $2.8 million is projected for the remaining quarters of 1994. Such amounts do not include any benefit or additional cash outlays that may result from surrendering or sub-leasing any of the facilities since it is uncertain as to whether any such arrangements can be consummated during 1994. During the six months ended July 2, 1994, cash of approximately $3.2 million was used to fund severance and other items provided in the 1993 restructuring.


The Company's primary source of liquidity is internally generated funds. The Company also has existing available secured lines of credit of up to $15.7 million of which $2.1 million was outstanding at the end of the second quarter of 1994. The total available borrowings consist of a $12 million U.S. credit facility entered into in June 1992 which expires January 1, 1995, and $3.7 million in a U.K. credit facility.

Borrowings under the U.S. credit facility are secured by all of the Company's domestic assets and are subject to compliance tests and restrictions. Under these restrictions, at July 2, 1994 the Company had an available borrowing capacity of $9.1 million under the U.S. credit facility. Additionally, the borrowings under the U.K. credit facility are secured by all of the Company's U.K. assets and are payable on demand. Certain of the Company's assets held for sale, once disposed of, could reduce the Company's available lines of credit.


The Company's ability to fund its working capital and capital expenditure requirements, make interest payments on its convertible debentures and other borrowings and meet its other cash obligations, including those arising from its recent restructurings, will depend, among other things, on the continued availability and compliance with its credit lines. Management believes that internally generated funds and its available credit lines will provide the Company with sufficient sources of funds to satisfy its anticipated requirements in 1994. However, if revenues or margins decrease significantly, thereby reducing internally generated funds, the Company may require significant funds from outside financing sources. In such event, there can be no assurance that the Company would be able to obtain such funding as and when required or on acceptable terms.

                          PART II.  OTHER INFORMATION




Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

          (a) The Annual Meeting of Shareholders of GenRad, Inc. was held on May 12, 1994

          (b)  Not required pursuant to Instruction #3

          (c) By a vote of 15,857,199 shares in favor, and 335,306 shares withheld, the shareholders voted to approve the election of Directors as described in the Proxy Statement dated April 8, 1994. The schedule of votes cast 'for' and 'withheld from' respectively, for each Director were as follows: James F. Lyons, 15,863,411 and 329,086; and Adriana Stadecker, 15,857,191 and
               335,306. By a vote  of 9,497,292 shares in favor, 1,558,526 opposed, 121,730 abstaining and 5,014,949 not voted, the shareholders voted to approve the amendment to the Company's 1991 Equity Incentive Plan as described in the Proxy Statement dated April 8, 1994. By a vote of 10,341,964 shares in favor, 741,651 opposed, 93,933 abstaining and 5,014,949 not voted, the shareholders voted to approve the amendment to the Company's Employee Stock Purchase Plan as described in the Proxy Statement dated April 8, 1994. By a vote of 9,388,254 shares in favor, 1,624,120 opposed, 165,174 abstaining and 5,014,949 not voted, the shareholders voted to approve the Company's 1994 Director Restricted Stock Plan as described in the Proxy Statement dated April 8, 1994. By a vote of 15,881,986 shares in favor, 237,081 opposed and 73,430 abstaining, the shareholders voted to approve the election of auditors as described in the Proxy Statement dated April 8, 1994.

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

          (a)  There are no exhibits filed with this report.

          (b) There were no reports on Form 8-K filed during the Quarter ended July 3, 1994.

                                  SIGNATURES
                                  ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 GENRAD, INC.


                                                 by: /s/ ROBERT C. ALDWORTH
                                                     ---------------------
                                                         ROBERT C. ALDWORTH
                                                         CHIEF FINANCIAL OFFICER





Date:  August 8, 1994