Form 10-Q
period 1993-10-02
GENRAD INC
filed 1994-09-29
CIK 40972

   ========================================================================


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ________________

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE QUARTER ENDED OCTOBER 2, 1993

                           COMMISSION FILE NO. 1-8045

                              ___________________


                                  GENRAD, INC.
             (Exact name of registrant as specified in its charter)




          Massachusetts                            04-1360950
(State or other jurisdiction of     (I.R.S. employer identification number)
incorporation or organization)



                                300 BAKER AVENUE
                          CONCORD, MASSACHUSETTS 01742
              (Address of principal executive offices)  (Zip Code)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (508) 369-4400


        INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS.  YES   /X/        NO   / /

        INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

18,320,000 SHARES OF COMMON STOCK, $1 PAR VALUE, OUTSTANDING OCTOBER 29, 1993

   ========================================================================

                         GENRAD, INC. AND SUBSIDIARIES

                               TABLE OF CONTENTS

                                                                                                      PAGE
                                                                                                      ----
PART I.  FINANCIAL INFORMATION:
         Consolidated Balance Sheet Assets                                                             1
         Consolidated Balance Sheet Liabilities                                                        2
         Consolidated Statement of Operations                                                          3
         Condensed Consolidated Statement of Cash Flows                                                4
         Notes to Consolidated Financial Statements                                                    5
         Management's Discussion and Analysis of Financial Condition and Operating Results             8


PART II. OTHER INFORMATION:


     Item 6. Exhibits and Reports on Form 8-K                                                         10

     Letter dated October 8, 1993 from Foothill Capital Corporation relating to certain
        loan terms                                                                                    10.1



     Signatures                                                                                       11

                         PART I.  FINANCIAL INFORMATION

                         GENRAD, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheet
                                     Assets
                                 (In thousands)


                                                      October  2,           January 2,
                                                            1993                 1993
                                                   --------------       -------------
- -                                                    (Unaudited)
         Current Assets:
              Cash and equivalents                 $      10,446         $      8,621
              Accounts receivable, net                    28,254               33,568
              Inventories:
                   Raw materials                           8,234                6,998
                   Work in process                         4,280                2,710
                   Finished goods                          4,166                5,811
                                                   -------------         ------------
                                                          16,680               15,519
                                                   -------------         ------------

              Other current assets                         3,240                5,671
                                                   -------------         ------------
                   Total current assets                   58,620               63,379
                                                   -------------         ------------
         Property, plant and equipment:"
              Land                                           518                1,414
              Buildings                                   25,707               46,638
              Machinery and equipment                     68,003               75,390
              Service parts                               17,122               17,182
                                                   -------------         ------------
                                                         111,350              140,624
              Less:  Accumulated depreciation             92,806              105,915
                                                   -------------         ------------
                                                          18,544               34,709
         Other assets                                      1,258                2,063
         Assets held for sale                              5,100                  -
                                                   -------------         ------------
                                                   $      83,522        $     100,151
                                                   =============        =============



         The accompanying Notes are an integral part of these Consolidated Financial Statements.

                         GENRAD, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheet
                      Liabilities and Stockholders' Equity
                                 (In thousands)


                                                           October 2,         January 2,
                                                                1993               1993
                                                        -------------      -----------
                                                          (Unaudited)
   Current Liabilities:
       Notes payable to banks                          $       3,189      $     4,713
       Trade accounts payable                                  5,828            8,681
       Accrued liabilities                                    30,652           16,078
       Accrued compensation and
          employee benefits                                    13,281            6,696
       Income taxes payable                                       (57)               -
                                                        -------------      -----------
             Total current liabilities                         52,893           36,168
                                                        -------------      -----------
  Long-term Liabilities:
       Long-term debt                                         48,834           48,785
       Accrued pensions and benefits                          12,717           11,851
       Future lease costs of unused facilities                14,440            8,126
       Other long-term liabilities                                509              501
                                                        -------------      -----------
             Total long-term liabilities                       76,500           69,263
                                                        -------------      -----------
  Stockholders' Equity (deficit):
       Common stock, $1 par value"
         Authorized 60,000,000 shares; issued and
         outstanding 18,297,000 and 17,843,000                18,297           17,843
       Additional paid-in capital                            105,057          101,897
       Accumulated deficit                                  (166,932)        (122,695)
       Equity adjustment from foreign
          currency translation                                 (2,293)          (2,325)
                                                        -------------      -----------
            Total stockholders' equity (deficit)              (45,871)          (5,280)
                                                        -------------      -----------
                                                        $      83,522      $   100,151
                                                        =============      ===========

Certain reclassifications have been made to January 2, 1993 to conform to the October 2, 1993 presentation.

The accompanying Notes are an integral part of these Consolidated Financial Statements.

                         GENRAD, INC. AND SUBSIDIARIES
                      Consolidated Statement of Operations
                    (In thousands, except per share amounts)
                                  (Unaudited)


                                                   Three Months Ended                 Nine Months Ended
                                                   ------------------                 -----------------

                                               October 2,    September 26,       October 2,    September 26,
                                                    1993             1992             1993             1992
                                           -------------     ------------        ---------     ------------
    Revenues
          Sales of products                $      26,755     $     23,222     $     95,760    $      71,990
          Sales of services                        9,082            9,505           25,015           26,431
                                           -------------     ------------     ------------    -------------
                                                  35,837           32,727          120,775           98,421
                                           -------------     ------------     ------------    -------------

    Cost and expenses:
          Cost of products sold                   15,056           13,134           55,633           40,612
          Cost of services sold                    5,978            4,563           14,535           13,514
                                           -------------     ------------     ------------    -------------
                                                  21,034           17,697           70,168           54,126
                                           -------------     ------------     ------------    -------------

    Gross margin                                  14,803           15,030           50,607           44,295

    Operating expenses:
          Selling, general and administrative     12,556           11,589           37,404           33,756
          Research and development                 4,331            5,066           12,084           15,892
          Reorganizational charges                41,876              -             41,876              -
                                           -------------     ------------     ------------    -------------
                                                  58,763           16,655           91,364           49,648
                                           -------------     ------------     ------------    -------------

    Operating loss                               (43,960)          (1,625)         (40,757)          (5,353)

    Other income (expense):
          Interest income                             74              202              208              488
          Interest expense                        (1,069)          (1,188)          (3,281)          (3,589)
          Other-net                                 (279)             218             (307)           1,144
                                           -------------     ------------     ------------    -------------
                                                  (1,274)            (768)          (3,380)          (1,957)
                                           -------------     ------------     ------------    -------------

    Loss before income taxes                     (45,234)          (2,393)         (44,137)          (7,310)
    Income taxes (benefit)                          (460)             110              100              210
                                           -------------     ------------     ------------    -------------
    Net loss                               $     (44,774)    $     (2,503)    $    (44,237)   $      (7,520)
                                           =============     ============     ============    =============

    Net loss per share                     $       (2.46)    $      (0.14)    $      (2.45)   $       (0.42)

    Average common shares outstanding         18,170,000       17,805,000       18,049,000       17,793,000


Certain reclassifications have been made for 1992 to conform to the 1993 presentation.

The accompanying Notes are an integral part of these Consolidated
Financial Statements.

                         GENRAD, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statement of Cash Flows
                                 (In thousands)
                                  (Unaudited)


                                                                          Nine Months Ended
                                                                  -----------------------------
                                                                    October 2,    September 26,
                                                                       1993            1992
                                                                  ------------    -------------
         Operating activities:
           Net loss                                                $(44,237)        $ (7,520)
          Adjustments to reconcile net loss
            to net cash provided by operating activities:
               Depreciation and amortization                         15,610            8,958
               Stock option compensation expense                      2,602              149
               (Gain) loss on sale and write-off of assets            1,434             (201)
          Increase (decrease) resulting from changes
            in operating assets and liabilities:
               Accounts receivable                                    5,048            3,064
               Inventories                                           (2,092)           2,023
               Prepaids                                               2,396           (1,188)
               Trade accounts payable                                (2,814)             163
               Income taxes                                             (61)             336
               Accrued liabilities                                   14,611              217
               Accrued compensation and employee benefits             7,604           (4,200)
               Reserve for future lease costs of unused facilities    6,314           (1,956)
               Other, net                                               751              277
                                                                   --------          -------
                Net cash provided by operating activities             7,166              122
                                                                   --------          -------
         Investing activities:
           Purchases of property, plant and equipment                (5,053)          (3,182)
           Proceeds from sale of property, plant and equipment           78              428
           Sale of product line                                           -              145
                                                                   --------          -------
                Net cash provided (used) by investing activities     (4,975)          (2,609)
                                                                   --------          -------
         Financing activities:
           Net change in notes payable                               (1,490)           1,255
           Proceeds from employee stock plan                            833              116
                                                                   --------          -------
                Net cash provided (used) by financing activities       (657)           1,371
                                                                   --------          -------
         Effects of exchange rates on cash                              291               10
                                                                   --------          -------
         Increase (decrease) in cash and equivalents                  1,825           (1,106)

         Cash and equivalents at beginning of period                  8,621           15,510
                                                                   --------          -------
         Cash and equivalents at end of period                     $ 10,446          $14,404
                                                                   ========          =======


         The accompanying Notes are an integral part of these Consolidated Financial Statements.

                         GENRAD, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.  ACCOUNTING COMMENTS

    Reference is made to the registrant's 1992 annual report to stockholders, which contains, at pages 18 through 30, financial statements and the notes thereto, including a summary of significant accounting policies.

    With respect to the financial information for the interim periods included in this report, which is unaudited, the management of the company believes that all adjustments necessary to a fair presentation of the results for such interim periods have been included. All adjustments are of a normal and recurring nature.

    The results for any interim period are not necessarily indicative of the results for the entire year.


2.  CHANGE IN ACCOUNTING PRINCIPLES:

    Postretirement Benefits

    Effective January 3, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards No. 106 (SFAS #106), "Employer's Accounting for Postretirement Benefits Other Than Pensions", for its postretirement benefit plan. The Company provides certain health care and life insurance benefits for retired United States employees. Employees become eligible for these benefits when they reach normal retirement age while working for the Company. Prior to the adoption of this Standard, the cost was recognized as claims were paid.

    The Company's postretirement benefit plans have been modified and include a limit on the cost of the Company's contribution for all retirees and increased contributions for future retirees. The plan is not funded.

The following table sets forth the plan's projected funded status at December
31, 1993.

Accumulated postretirement benefit obligation (in thousands):

               Retired employees                                $10,962
               Active employees                                   2,125
                                                                -------
               Total                                            $13,087

               Plan assets at fair value                        $     0

               Unfunded accumulated benefit obligation in
                 excess of plan assets                          $13,087

               Unrecognized net gain                            $     0

               Unrecognized prior service cost                  $     0

               Unrecognized transition obligation               $13,087

               (Accrued) prepaid postretirement benefit cost    $     0

The Company will recognize the actuarial present value of the accumulated postretirement benefit obligation of $13,087,000 on the delayed recognition method over a period of 20 years. SFAS #106 will result in an increase in the annual expense of $498,000 based on current actuarial estimates.

Net periodic postretirement benefit cost for fiscal 1993 will include the following components (in thousands):

               Service cost                                     $  104
               Interest cost                                     1,065
               Actual return on assets                               0
               Amortization of transition obligation               654
                                                                ------
               Net periodic postretirement benefit cost         $1,823
                                                                ======

For measurement purposes, a 15% annual rate of increase in the per capita cost of covered health care benefits was assumed for fiscal 1993. The Company's per capita cost commitment for retiree medical care is capped at 1994 levels. As a result, the health care cost trend rate assumption does not have a significant effect on the amounts reported.

The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 8.5%. As the plan is unfunded, no assumption was needed as to the long-term rate of return on assets.

Income Taxes

Effective January 3, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109 (SFAS #109), "Accounting for Income Taxes". This standard determines deferred taxes based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of the currently enacted tax laws. Prior to the implementation of this statement, the Company accounted for income taxes under SFAS No. 96. The adoption of SFAS No. 109 had no impact on the results of operations for the nine months ended October 2, 1993.


The temporary differences and carryforwards which gave rise to the significant  deferred tax assets and liabilities as of January 3,
1993, as adjusted for the adoption of SFAS No. 109 and as reported at January 2, 1993, were as follows (in thousands):

               Deferred Tax Assets:                                                January 3, 1993
                                                                                   ---------------
               Domestic net operating losses not yet benefited                          $48,280
               Foreign net operating losses not yet benefited                             4,032
               Inventory valuation reserves                                               3,823
               Pension accruals                                                           3,372
               Restructuring reserves, including lease costs of unused facilities         1,841
               Other reserves                                                             1,740
                                                                                        -------
               Total deferred tax assets                                                 63,087
               Valuation allowance                                                      (58,991)
                                                                                        -------
               Net deferred tax assets                                                  $ 4,096
                                                                                        -------

               Deferred Tax Liabilities:

               Depreciation                                                             $(2,584)
               Other                                                                     (1,512)
                                                                                        -------
               Total deferred tax liabilities                                            (4,096)
                                                                                        -------

               Net deferred taxes recorded                                              $     0
                                                                                        =======

The valuation allowance relates to uncertainty surrounding the realization of the deferred tax assets, principally tax loss carryforwards. Certain reclassifications have been made to the January 2, 1993 balance sheet to conform to the October 2, 1993 presentation.

                         GENRAD, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Operating Results:
- ------------------

Orders for the Company's products and services were $30 million for the three months and $114 million for the nine months ended October 2, 1993 as compared to $34 million and $101 million, respectively, for the comparable periods in 1992. The nine month 1993 increase reflects orders for the Company's FDS 2000 automotive electronics diagnostic system from Ford Europe as well as orders for in-circuit testers, including the current GR2283 and GR2284 combinational testers. The decline in orders during the 1993 quarter in relation to the 1992 quarter is attributed to the Company's receipt in the 1992 quarter of an order from the U.S. Marine Corps in the amount of $14.2 million for specialty board test products.

The Company's sales increased to $36 million for the three months and $121 million for the nine months ended October 2, 1993 as compared to $33 million and $98 million, respectively, for the same periods in 1992. Sales of automotive test products increased significantly for both periods due to shipments to Ford Europe which were initiated in November 1992. Sales of board-test systems increased slightly for the nine month period while structural test and design automation products continued to decline. Sales to the international market accounted for 57% and 55% of sales for the three months and nine months ended October 2, 1993, respectively, as compared to 54% and 58% for the similar periods in 1992.

Backlog at the end of the quarter was $29 million as compared to $26 million at the end of the 1992 third quarter and $35 million at year-end. Backlog as of the end of 1992 included $12.6 million relating to the U.S. Marine Corps order.

Gross margin as a percent of sales decreased to 41% for the three months and 42% for the nine months ended October 2, 1993 from 46% and 45%, respectively, in the comparable periods in 1992. Gross margin has continued to be adversely impacted by competitive pricing pressures and generally lower margins on sales into the automotive and government segments, which to date in 1993 have represented an increased portion of the Company's revenues in relation to prior periods.

Selling, general and administrative expenses increased for the three and nine month periods of 1993, due to increased staffing and incentive costs in support of higher sales volume, a $1.6 million charge in a previous quarter for severance and related costs associated with the realignment of certain members of senior corporate and international management and compensation related to employee stock options. As a percentage of sales, these expenses were 35% and 31% for the three and nine months ended October 2, 1993 as compared to 35% and 34% for the similar periods in 1992. Research and development expenses declined during the respective periods by $.7 million and $3.8 million, due to a decrease in expenses as a result of previous restructuring which began in 1991, a reduction in the number of engineers for design automation products and the temporary assignment of engineers to the Marine Corps contract. Research and development expenses declined as a percentage of sales, reflecting higher sales volume.

The Company is in the process of realigning its operations and expense base on a worldwide basis. As a result, restructuring charges of $41.8 million ($41.4 million after tax) are included in the current quarter. The restructuring charges include severance and out placement costs associated with a 12 percent Company-wide reduction in workforce, charges for excess facilities and productive capacity, the reorganization and optimization of the European sales, support and administrative functions, compensation expense associated with the acceleration of certain stock options, and product discontinuances.

Interest income decreased for the three and nine months ended October 2, 1993, in relation to the comparable periods in 1992 as a result of an overall reduction in cash balances available for investing and a general decline in interest rates. During the same periods, interest expense decreased due to lower short-term borrowings and lower interest rates. Other net in 1992 included the receipt of a customs rebate, royalty income and a payment on the sale of a product line, much of which was of a non-recurring nature.

The tax benefit recognized during the 1993 quarter reflects the impact of the restructuring. The remaining provision for taxes represents primarily foreign and state income taxes. The Company has significant operating loss and tax credit carryforwards available to reduce foreseeable future United States federal income taxes.

As a result of the above, the Company had a net loss of $44,474,000 for the third quarter and $44,237,000 for the nine months ended October 2, 1993 as compared to net losses of $2,503,000 and $7,520,000, respectively, for the similar periods last year.

Liquidity and Capital Resources:
- --------------------------------

Cash and equivalents increased by $1.8 million for the nine months ended October 2, 1993. The increase reflects the Company's generation of $7.2 million in cash from operations offset by, among other things, the Company's investment in productive equipment of $5.1 million and repayment of notes payable of $1.5 million. During the next few quarters, the Company expects to utilize its cash reserves and borrowings to fund certain costs associated with the restructuring.

The Company has identified certain assets in the United Sates and the United Kingdom to be sold and have been written down to estimated realizable levels. These assets have been identified as "Assets held for sale" on the Balance Sheet.

The Company has existing available lines of credit of up to $16.3 million, subject to limitations in accordance with a formula ($15.8 million secured and $.5 million unsecured), against which $3.2 million of borrowings was outstanding at October 2, 1993. The maximum credit lines consist of a $12 million, two-year credit facility entered into in June 1992, and an aggregate $4.3 million in other credit facilities which are on a demand basis. At October 2, 1993, the Company had an available borrowing capacity of $8.5 million, including, as a result of the operation of certain borrowing formulas, $7.4 million under the two-year credit facility, and $1.1 million under other facilities. Borrowings under the two-year credit facility are secured by all of the Company's domestic assets and are subject to compliance test and restrictions. Borrowings of $3.2 million are secured by all of the Company's U.K. assets. The Company's principal lender has agreed subject to execution of definitive documentation to extend the two-year credit facility to January 1, 1995 and to reset certain financial covenants in recognition of the changes to the operating profile resulting from the Company's restructuring.

The Company's ability to fund its working capital and capital expenditure requirements and to make interest payments on its convertible debentures and other borrowings will depend, among other things, on the continued availability of credit lines. Management believes that its available credit lines together with internally generated funds will be sufficient to satisfy its anticipated requirements in 1993 and 1994. However, if revenues or margins decrease significantly, thereby reducing internally generated funds, the Company would require significant funds from outside financing sources. In such event, there can be no assurance that the Company would be able to obtain such funding as and when required or on acceptable terms.

                         PART II.  - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a) 10.1 Letter dated October 8, 1993 from Foothill Capital Corporation relating to certain loan terms.

         (b) There were no reports on Form 8-K filed during the Quarter ended October 2, 1993.

                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          GENRAD, INC.


                                          BY:  /S/ ROBERT C. ALDWORTH
                                               ---------------------------
                                                   ROBERT C. ALDWORTH
                                                   CHIEF FINANCIAL OFFICER




Date: November 15, 1993