Form 10-Q
period 1994-10-01
GENRAD INC
filed 1994-10-31
CIK 40972

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                ________________

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE QUARTER ENDED OCTOBER 1, 1994

                           COMMISSION FILE NO. 1-8045

                              ___________________


                                  GENRAD, INC.
             (Exact name of registrant as specified in its charter)




                       MASSACHUSETTS                                                04-1360950
(State or other Jurisdiction of Incorporation or Organization)      (I.R.S. employer Identification Number)





                                300 BAKER AVENUE
                          CONCORD, MASSACHUSETTS 01742
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)  (ZIP CODE)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (508) 287-7000


         INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS.  YES   [x]      NO  [ ]

         INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

19,140,682   SHARES OF COMMON STOCK, $1 PAR VALUE, OUTSTANDING OCTOBER 20, 1994

================================================================================

                         GENRAD, INC. AND SUBSIDIARIES

                               TABLE OF CONTENTS

                                                                                                                         PAGE
                                                                                                                         ----
PART I.    FINANCIAL INFORMATION:
           Consolidated Balance Sheet Assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             1
           Consolidated Balance Sheet Liabilities and Stockholders' Equity  . . . . . . . . . . . . . . . . .             2
           Consolidated Statement of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             3
           Condensed Consolidated Statement of Cash Flows . . . . . . . . . . . . . . . . . . . . . . . . . .             4
           Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . .             5
           Management's Discussion and Analysis of Financial Condition and Operating Results  . . . . . . . .             6


PART II.   OTHER INFORMATION:

     Item 1 Legal Proceedings   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             9

     Item 6 Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             9

     Signatures   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            10

                         PART I.  FINANCIAL INFORMATION

                        GENRAD, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheet
                                     Assets
                                 (In thousands)


                                                            October 1,                  January 1,
                                                              1994                         1994
                                                          -----------                  -----------
                                                          (Unaudited)
Current Assets:
  Cash and equivalents                                    $  12,285                     $   8,418
  Accounts receivable, net                                   32,207                        30,994
  Inventories:
     Raw materials                                            8,017                         6,480
     Work in process                                          3,546                         3,068
     Finished goods                                           4,742                         3,757
                                                          ---------                     ---------
                                                             16,305                        13,305
                                                          ---------                     ---------

  Other current assets                                        4,100                         2,846
                                                          ---------                     ---------
     Total current assets                                    64,897                        55,563
                                                          ---------                     ---------
Property, plant and equipment:
  Land                                                          519                           512
  Buildings                                                  25,133                        25,591
  Machinery and equipment                                    70,769                        67,896
  Service parts                                              18,117                        16,640
                                                          ---------                     ---------
                                                            114,538                       110,639
  Less:  Accumulated depreciation                            99,066                        94,566
                                                          ---------                     ---------
                                                             15,472                        16,073
Other assets                                                  1,441                         1,380
Assets held for sale                                          2,000                         4,100
                                                          ---------                     ---------
                                                          $  83,810                     $  77,116
                                                          =========                     =========




The accompanying Notes are an integral part of these Consolidated Financial Statements.

                         GENRAD, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheet
                     Liabilities and Stockholders' Equity
                     (In thousands, except share amounts)


                                                            October 1,                  January 1,
                                                              1994                         1994
                                                          -----------                  -----------
                                                          (Unaudited)
Current Liabilities:
  Notes payable to banks                                  $    -                        $   3,475
  Trade accounts payable                                      7,926                         5,437
  Accrued liabilities                                        30,157                        27,330
  Accrued compensation and
   employee benefits                                         10,307                        10,134
  Accrued income taxes                                          980                          -
                                                          ---------                     ---------
     Total current liabilities                               49,370                        46,376
                                                          ---------                     ---------

Long-term Liabilities:
  Long-term debt                                             48,901                        48,851
  Accrued pensions and benefits                              14,121                        12,985
  Future lease costs of unused facilities                     9,811                        12,682
  Other long-term liabilities                                 1,510                         1,509
                                                          ---------                     ---------
     Total long-term liabilities                             74,343                        76,027
                                                          ---------                     ---------

Stockholders' Equity (Deficit):
  Common stock, $1 par value
   Authorized 60,000,000 shares; issued and
   outstanding 19,141,000 and 18,530,000                     19,141                        18,530
  Additional paid-in capital                                105,834                       105,177
  Accumulated deficit                                      (162,419)                     (166,492)
  Equity adjustment from foreign
   currency translation                                      (2,459)                       (2,502)
                                                          ---------                     ---------
     Total stockholders' equity (deficit)                   (39,903)                      (45,287)
                                                          ---------                     ---------
                                                          $  83,810                     $  77,116
                                                          =========                     =========



The accompanying Notes are an integral part of these Consolidated Financial Statements.

                         GENRAD, INC. AND SUBSIDIARIES
                     Consolidated Statement of Operations
                   (In thousands, except per share amounts)
                                  (Unaudited)


                                              Three Months Ended                 Nine Months Ended
                                              ------------------                 -----------------
                                         October 1,       October 2,        October 1,         October 2,
                                            1994             1993              1994               1993
                                         ----------       ----------        ----------         ----------
Revenues:
  Sales of products                      $   29,303       $   26,755        $   87,194         $   95,760
  Sales of services                           7,309            9,082            20,230             25,015
                                         ----------       ----------        ----------         ----------
                                             36,612           35,837           107,424            120,775
                                         ----------       ----------        ----------         ----------
Cost and expenses:
  Cost of products sold                      14,693           15,056            46,244             55,633
  Cost of services sold                       4,326            5,978            10,411             14,535
                                         ----------       ----------        ----------         ----------
                                             19,019           21,034            56,655             70,168
                                         ----------       ----------        ----------         ----------

Gross margin                                 17,593           14,803            50,769             50,607

Operating expenses:
  Selling, general and administrative        12,015           12,556            32,960             37,404
  Research and development                    3,543            4,331            10,526             12,084
  Reorganization and unusual charges           -              41,876              -                41,876
                                         ----------       ----------        ----------         ----------
                                             15,558           58,763            43,486             91,364
                                         ----------       ----------        ----------         ----------

Operating income (loss)                       2,035          (43,960)            7,283            (40,757)


Other income (expense):
  Interest income                                64               74               178                208
  Interest expense                           (1,017)          (1,069)           (3,035)            (3,281)
  Other-net                                     224             (279)              627               (307)
                                         ----------       ----------        ----------         ----------
                                               (729)          (1,274)           (2,230)            (3,380)
                                         ----------       ----------        ----------         ----------
Income (loss) before taxes                    1,306          (45,234)            5,053            (44,137)
Income tax provision (benefit)                  250             (460)              980                100
                                         ----------       ----------        ----------         ----------
Net income (loss)                        $    1,056       $  (44,774)       $    4,073         $  (44,237)
                                         ==========       ==========        ==========         ==========

Net income (loss) per share              $     0.05       $    (2.46)       $     0.21         $    (2.45)

Average common shares outstanding        19,852,000       18,170,000        19,784,000         18,049,000



The accompanying Notes are an integral part of these Consolidated Financial Statements.

                         GENRAD, INC. AND SUBSIDIARIES
                Condensed Consolidated Statement of Cash Flows
                                (In thousands)
                                  (Unaudited)

                                                                              Nine Months Ended
                                                                              -----------------
                                                                        October 1,        October 2,
                                                                          1994               1993
                                                                       -----------        ----------
Operating activities:
 Net income (loss)                                                      $  4,073            $ (44,237)
 Adjustments to reconcile net income
  to net cash provided (used) by operating activities:
   Depreciation and amortization                                           4,645               15,610
   Stock option compensation expense                                        -                   2,602
   Loss on sale and write-off of assets                                      114                1,434
   Reserve for future lease costs of unused facilities, net               (4,140)               6,314
  Increase (decrease) resulting from changes
   in operating assets and liabilities
    Accounts receivable                                                      (19)               5,048
    Inventories                                                           (2,629)              (2,092)
    Trade accounts payable                                                 2,275               (2,814)
    Accrued income taxes                                                     980                  (61)
    Accrued liabilities                                                    3,235               14,611
    Accrued compensation and employee benefits                               875                7,604
    Prepaid expense                                                       (1,121)               2,396
    Other, net                                                               219                  751
                                                                        --------            ---------
   Net cash provided (used) by operating activities                        8,507                7,166
                                                                        --------            ---------

Investing activities:
 Purchases of property, plant and equipment                               (3,668)              (5,053)
 Sale of assets held for sale, net                                         1,736                    -
 Proceeds from sale of property, plant and equipment                         134                   78
                                                                        --------            ---------
    Net cash provided (used) by investing activities                      (1,798)              (4,975)
                                                                        --------            ---------

Financing activities:
 Net change in notes payable                                              (4,029)              (1,490)
 Proceeds from employee stock plan                                         1,268                  833
                                                                        --------            ---------
    Net cash provided (used) by financing activities                      (2,761)                (657)
                                                                        --------            ---------

Effects of exchange rates on cash                                            (81)                 291
                                                                        --------            ---------

Increase (decrease) in cash and equivalents                                3,867                1,825

Cash and equivalents at beginning of period                                8,418                8,621
                                                                        --------            ---------

Cash and equivalents at end of period                                   $ 12,285            $  10,446
                                                                        ========            =========

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

         Revenue from equipment sales is generally recognized at the time the equipment is shipped or delivered based upon shipping terms. Service revenue is recognized over the contractual period for service contracts or as services are performed.

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

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND OPERATING RESULTS


OPERATING RESULTS

    Incoming orders for the Company's products and services increased to $44.6 million for the three months and $122.8 million for the nine months ended October 1, 1994 from $29.9 million and $114.0 million, respectively, for the comparable periods in 1993. Included in orders received during the nine months ending October 2, 1993 were $11.9 million of orders related to product lines discontinued in the 1993 third quarter. No orders were received for discontinued product lines during the 1993 third quarter. Excluding orders for these discontinued product lines, 1994 year-to-date product and service orders increased reflecting increased demand for the Company's products and a U.S. Marine Corps follow-on order in the amount of $12.2 million related to a contract received by the Company in the third quarter of 1992.

    Net product and service revenues were $36.6 million for the three months and $107.4 million for the nine months ended October 1, 1994 as compared to $35.8 million and $120.8 million, respectively, for the same periods in 1993. The reduction between comparable nine month periods stems in part from the Company's discontinuance of certain product lines during the 1993 third quarter. Discontinued product lines contributed $3.8 million for the three months and $12.0 million in revenues for the nine months ended October 2, 1993. In addition, the three months and nine months ended October 2, 1993 included $3.9 million and $24.0 million, respectively, in increased revenues derived from contracts with Ford of Europe and the U.S. Marine Corps. Revenues derived from the international market accounted for 54% and 59% of revenues for the three and nine months ended October 1, 1994, as compared to 57% and 55% for the similar periods in 1993. Product and service revenues derived from the international market are subject to the risks of currency fluctuations.

    Backlog at the end of the 1994 third quarter was $34.4 million as compared to $19.0 million at year-end 1993 and $28.6 million at the end of the 1993 third quarter. The 1993 third quarter backlog included $3.4 million related to the discontinued product lines. Approximately 50% of the 1994 third quarter ending backlog is scheduled for shipment prior to the end of 1994.

    Gross margin as a percent of revenues increased to 48% and 47%, respectively, for the three and nine months ended October 1, 1994 from 41% and 42% in the comparable periods in 1993. Gross margin percentages increased due to changes in product mix and as a result of a relative decrease in revenue levels of automotive electronics diagnostic systems and revenues under the U.S. Marine Corps contract which have overall lower margins than the Company's electronic manufacturing test products. In addition, margins have improved as a percentage of revenues due to cost reductions achieved as a result of the 1993 restructuring. The margin improvements noted above have been partially offset, however, by the adverse effects of competitive pricing pressures.

    Selling, research and development and general and administrative expenses decreased for the three and nine month periods of 1994 to $15.6 million and $43.5 million, respectively, from $16.9 million and $49.5 million in the comparable periods in 1993. The decline in expenses is directly related to the Company's 1993 restructuring which was initiated at the end of the third quarter of 1993 and resulted in a reduction in workforce, discontinued product lines, reduced facility costs and reduced depreciation. Exclusive of the benefits of the restructuring, the Company's operating expenses increased as a result of the Company's establishment of two additional sales offices to service its automotive customers, from increased costs associated with sales and operating performance incentive programs and from severance costs associated with various personnel changes.

    During the 1993 third quarter, the Company developed and began the implementation of a worldwide restructuring program. The results for the three and nine month periods ended October 1, 1994 reflect the benefits of a company-wide reduction in force and reflect cash outflows for severance pay of approximately $1.0 million and $3.4 million, respectively, related to the third quarter 1993 restructuring. Asset write-offs resulted in $0.7 million of depreciation savings in the three months and $2.1 million in the nine months ended October 1, 1994. Excess facilities reserves relate primarily to lease losses for vacated or excess domestic and European facilities. Net cash outflows related to excess facilities were $0.6 million and $1.8 million for the three months and nine months ended October 1, 1994, respectively, related to the third quarter 1993 restructuring and $0.8 and $2.3 million, respectively, related to earlier restructurings. During the 1994 third quarter, the Company received net cash of $1.7 million related to the sale of a facility previously held for sale as part of the 1993 product line discontinuances. Operating expense reductions for discontinued product lines related to the third quarter 1993 restructuring totaled $2.9 million for the three months and $8.8 million for the nine months ended October 1, 1994 in relation to the 1993 periods.

    The Company is a named defendant in a patent infringement litigation matter with a competitor. During the 1993 fourth quarter, the Company established a reserve to cover its best estimate of the outcome of settlement negotiations. During the 1994 first quarter, the Company increased its estimate of legal costs and recorded such increase in General & Administrative Expenses. In management's opinion, current reserves are adequate to cover the expected outcome of the dispute.

    Other net income and expense includes foreign currency exchange gains and losses, the cost of hedging and certain miscellaneous expenses. During the 1994 periods, favorable foreign currency fluctuations in relation to the Company's hedged position resulted in exchange gains which more than offset the cost of hedging and other expenses.

    The provision for taxes in 1994 and 1993 represents foreign and state income taxes. The Company utilized existing operating loss carryforwards to offset current requirements for United States Federal Income Taxes.

    As a result of the above, the Company reported net income of $1,056,000 for the three months and $4,073,000 for the nine months ended October 1, 1994 as compared to a net loss of ($44,774,000) and ($44,237,000), respectively, for the similar periods last year.


LIQUIDITY AND SOURCES OF CAPITAL

    Cash and equivalents increased by $3.9 million for the nine months ended October 1, 1994. The increase reflects improved operating results which generated $8.5 million in cash, proceeds from employee stock purchases which generated $1.3 million in cash and the sale of assets held for sale which generated $1.7 million in cash, partially offset by the Company's investment in research and development and productive equipment of $3.7 million and the repayment of short-term borrowings of $4.0 million.

    The Company is a party to long-term leases related to closed offices and vacated domestic and European facilities provided for in the Company's 1993 and prior restructurings. During the nine months ended October 1, 1994, cash of approximately $4.1 million was used to fund these arrangements. Additional 1994 funding of approximately $1.2 million is projected in the fourth quarter of 1994. Such amounts do not include any benefit or additional cash outlays that may result from surrendering or sub-leasing any of the facilities since it is uncertain as to whether any such arrangements can be consummated during 1994. During the nine months ended October 1, 1994, cash of approximately $1.3 million was used to fund severance and other items provided in the 1993 restructuring.

    The Company's primary source of liquidity is internally generated funds. The Company also has existing available secured lines of credit of up to $14.2 million of which no borrowings were outstanding at the end of the third quarter of 1994. The total available borrowings consist of a $12 million U.S. credit facility and a $2.2 million U.K. credit facility.

    Borrowings under the U.S. credit facility are secured by all of the Company's domestic assets and are subject to compliance tests and restrictions. Under these terms, as of October 1, 1994, the Company had an available borrowing capacity of $12 million under the U.S. credit facility. On October 20, 1994, the Company amended and extended its U.S. credit facility to December 31, 1996. The amendment provides in general for more favorable terms, including pricing and available borrowing capacity.

    Borrowings under the U.K. credit facility are secured by all of the Company's U.K. assets and are payable on demand. During July 1994, the U.K. credit facility was reduced from $3.7 million to $2.2 million to reflect a reduction in available collateral which resulted from the Company's sale of its facility in Fareham, England. The Fareham facility previously housed one of the discontinued product lines.

    The Company buys and sells foreign currencies using forward contracts intended to hedge payables and receivables denominated in foreign currencies. The Company primarily trades in U.S. dollars and European currencies. At October 1, 1994 the Company had forward exchange contracts to buy $10.3 million and sell $10.3 million in foreign currencies, all of which were European denominated.

    The Company's ability to fund its working capital and capital expenditure requirements, make interest payments on its convertible debentures and other borrowings and meet its other cash obligations, including those arising from its recent restructurings, may depend, among other things, on the continued availability and compliance with its credit facilities. Management believes that internally generated funds and its available credit facilities will provide the Company with sufficient sources of funds to satisfy its anticipated requirements in 1994. However, if revenues or margins decrease significantly, thereby reducing internally generated funds, the Company may require significant funds from outside financing sources. In such event, there can be no assurance that the Company would be able to obtain such funding as and when required or on acceptable terms.

                          PART II.  OTHER INFORMATION


Item 1.    Legal Proceedings

           The Company is a named defendant in a patent infringement litigation matter with the Hewlett-Packard Company ("H-P"). The information set forth in Part 1, Item 3 of its Form 10-K for the fiscal year ended January 1, 1994 is incorporated herein by reference.

           On June 2, 1994, H-P filed a motion for injunctive relief. The Company has opposed the motion and is awaiting a decision. If such motion is granted, the Company expects that it will suffer a material adverse impact to its operations.

Item 6.    Exhibits and Reports on Form 8-K

        10.1 (a) Amendment Number Three to General Loan and Security Agreement dated October 20, 1994 from Foothill Capital Corporation and the Company amending and extending the credit facility.

              (b) There were no reports on Form 8-K filed during the quarter ended October 1, 1994.

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




Date:  October 31, 1994