Form 10-K
GENRAD INC
filed 1995-03-30
CIK 40972

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                  FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994           COMMISSION FILE NO. 1-8045

                                 GENRAD, INC.
            ------------------------------------------------------
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 MASSACHUSETTS                      04-1360950
         -------------------------------       ----------------------
         (State or other jurisdiction of         (I.R.S. Employer
         incorporation or organization)        Identification Number)

      300 BAKER AVENUE, CONCORD, MASSACHUSETTS      01742-2174
      ----------------------------------------      ----------
      (Address of principal executive offices)      (Zip Code)

     REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (508) 287-7000

         SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

       Title of each class             Name of each exchange on which registered
       -------------------             -----------------------------------------

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of
this Form 10-K or any amendment to this Form 10-K.  [   ]

     The aggregate market value of shares held by non-affiliates of the registrant as of March 14, 1995 was $98,529,314. 19,599,701 shares of the Common Stock of GenRad, Inc., $1 par value, were outstanding on March 14, 1995.

                     DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Proxy Statement of GenRad, Inc. for the Annual Meeting of Shareholders to be held on May 11, 1995 (the "1995 Proxy Statement"), which will be filed with the Securities and Exchange Commission within 120 days after the close of the Company's fiscal year ended December 31, 1994, are incorporated by reference into
        Part III.

2. Portions of the Annual Report to Shareholders for the year ended December 31, 1994 (the "1994 Annual Report"), are incorporated by reference into Part II and Part IV.




                                                         Exhibit Index on page 7

                                    PART I

ITEM 1.  BUSINESS

        GenRad, Inc. (the "Company" or "GenRad") commenced operations as a corporation in June 1915. The Company designs, develops, manufactures and sells integrated software and test and measurement systems to manufacturers, users and servicers of electronic and mechanical products. The Company has two product lines: Electronic Manufacturing Test ("Concord Products"), and Advanced Diagnostic Solutions. Prior to 1994, the Company had two additional product lines which were Design Automation Products ("DAP") and Structural Test Products ("STP"). DAP and STP were designated discontinued product lines in the third quarter of 1993 as part of the Company's restructuring, as more fully described in Management's Discussion and Analysis of Financial Condition and Operating Results.

        Concord Products products and services accounted for 81.4% of consolidated revenues in the fiscal year ended December 31, 1994 ("fiscal 1994"), 73.6% in the fiscal year ended January 1, 1994 ("fiscal 1993"), and 76.1% in the fiscal year ended January 2, 1993 ("fiscal 1992"). Advanced Diagnostic Solutions products and services accounted for 18.6% of consolidated revenue in fiscal 1994, 22.2% in fiscal 1993, and 9.6% in fiscal 1992.

                               CONCORD PRODUCTS

        Concord Products is comprised of the following products, each of which is developed and manufactured at the Company's Concord, Massachusetts facility.

                        AUTOMATIC TEST EQUIPMENT (ATE)

        The core ATE products include the GR228X product families and are used to test printed-circuit boards, which are used in virtually all electronic products, during their manufacturing process. These systems sell for prices ranging from under $100,000 to over $500,000.

        Major competitors include Hewlett-Packard, Teradyne and Schlumberger. The Company sells its ATE products through a direct sales force in the United States, the United Kingdom, Germany, France, Switzerland and Italy. Sales elsewhere are made through these offices or independent representatives to whom GenRad provides technical and administrative assistance.

          GENEVA[TRADEMARK] TEST AND MEASUREMENT SYSTEMS

        GenRad's Extended VXI Architecture ("GENEVA") is a combined hardware and software test and measurement system that uses the industry standard VXIbus for instrument control. GenRad's extension adds a scanner bus above the instruments to solve the signal interconnect problems not addressed by VXI.
The Company has a patent for this VXIScan[trademark] architectural extension. The GENEVA architecture is capable of addressing the needs of a wide range of test and measurement system applications.

        The GR9000 is the first announced product based on the GENEVA architecture. The GR9000 is an end-of-line telecommunications compliance test and measurement system. The GR9000 can be used by telecommunications companies to run a full range of CCITT tests at high throughput and accuracy. The major competitors thus far are Schlumberger and Hewlett-Packard.

        The GENEVA Test & Measurement Systems GR1000 and GR5000 are an open configurable VXI-based test and measurement system for functional test applications. Such applications range from engineering verifications to manufacturing verification and calibration to field service and repair at the PC board, modular system level. Pricing of product varies based on customer specifications.

                        ADVANCED DIAGNOSTIC SOLUTIONS

        Advanced Diagnostic Solutions (ADS), previously referred to as Automotive Test Products, develops and produces test systems for diagnostics of electrical and electronic failures on cars and other products. ADS designs, manufactures and provides worldwide service and support for all products. Applications support is provided to write test programs specific to customer requirements. Hewlett-Packard is ADS's most significant competitor. Pricing of product, including software, varies based on customer specifications.

                              PRINCIPAL MARKETS

        GenRad's principal customers are electronics manufacturers in the following industries: computers and computer peripherals, telecommunications, aerospace, automotive, process controls, medical equipment, transportation, consumer products, office automation/information processing, government/military equipment and contract manufacturing. GenRad has government contracts which are generally subject to termination at the convenience of the government. Sales to agencies of the United States Government amounted to 5% of consolidated revenues in 1994, 12% in 1993 and 4% in 1992. Sales to Ford of Europe amounted to 16% of consolidated revenues in 1994, 16% in 1993 and 7% in 1992.

                       SALES, SERVICE AND DISTRIBUTION

        GenRad sells and services its products primarily through its own sales and service organizations consisting of sales offices and service centers located in the United States, the United Kingdom, Germany, France, Switzerland, Italy and Singapore. Sales or service elsewhere is made through these offices or through independent representatives to whom GenRad provides technical and administrative assistance.

                              FOREIGN OPERATIONS

        GenRad's operations abroad consist of selling, marketing, distributing and servicing products, providing other types of customer support services such as software development and manufacturing of Advanced Diagnostic Solutions products. GenRad Manchester, located in Manchester, England, is a division of GenRad Limited and is the base of GenRad's Advanced Diagnostic Solutions business unit.

        GenRad is subject to the usual risks of international trade, including unfavorable economic conditions, political instability, restrictive trade policies, controls on funds transfers and foreign currency fluctuations.

        During fiscal year 1994, sales in foreign countries were $78,692,000 or 55% of GenRad's total sales, compared with $88,839,000, or 56%, during fiscal year 1993, and $83,220,000, or 58%, during fiscal year 1992. Additional information regarding GenRad's foreign operations is contained in the Consolidated Financial Statements incorporated in Item 8 of this report.

                                   BACKLOG

        Backlog at the end of 1994 was approximately $31.7 million as compared to approximately $19.0 million at the end of 1993. Backlog relating to the U.S. Marine Corps order as of the end of 1994 totaled $9.1 million compared to $2.4 million at the end of 1993. Backlog for 1994 excluded orders related to discontinued products. Most orders are filled within three months of receipt. It is expected that substantially all of the orders on hand on December 31, 1994, will be filled during the current fiscal year. Although orders are subject to cancellation by purchasers, GenRad's experience has been that cancellations are not material.

                            COMPETITIVE CONDITIONS

        Competition, from both U.S. and foreign competitors, is strong and active. Some of these competitors are substantially larger companies with greater resources. Typically, GenRad meets competition by carefully selecting its markets and by developing its products to meet the needs of each group of customers. Primary competitive factors are product performance, customer support services and pricing. The electronic manufacturing test industry is subject to rapid change and success is dependent on the development of new technologies and new product introductions. A key competitive advantage for GenRad is the Company's broad and integrated product family and its extensive software capabilities.

                           RESEARCH AND DEVELOPMENT

        GenRad's expenditures for the development of new products and services, and the improvement of existing products and services, were $13,716,000 in fiscal 1994, $15,342,000 in fiscal 1993, and $20,278,000 in fiscal 1992. The
1994 expenditures were primarily for staffing and related expenses for the development of electronic manufacturing test and of advanced diagnostic solutions systems and software products.

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

                                  EMPLOYEES

        GenRad had 1,096 employees, including contract employees, on December 31, 1994, and 1,184 employees on January 1, 1994. None of GenRad's employees are covered by collective bargaining agreements, and GenRad believes relations with its employees are good.

                         EXECUTIVE OFFICERS OF GENRAD

   NAME                         AGE                        OFFICE
   ----                         ---                        ------
James F. Lyons                  60             President and Chief Executive Officer
Sarah H. Lucas                  35             Vice President, Strategic Planning and Analysis
George A. O'Brien               50             Vice President, Chief Financial Officer, Clerk and Secretary
John C. Washburn                65             Vice President, General Manager Concord Operations

        The President, Treasurer and Clerk are elected and all other officers are appointed by the Board of Directors (the "Directors"). Elected officers hold office until the first meeting of the Directors following the Annual Meeting of Shareholders (the "Annual Meeting") and thereafter until a successor is chosen and qualified. All appointed officers hold office until the first meeting of the Directors following the Annual Meeting, unless a different term is specified in the vote choosing or appointing them. There are no family relationships among the officers and/or directors.

        Mr. Lyons joined the Company as President and Chief Executive Officer in July 1993. From January 1992 until July 1993, Mr. Lyons served as President and Chief Executive Officer of Harry Gray Associates, a management consulting and investment company located in Farmington, Connecticut. From 1989 to January 1992, he was President and Chief Operating Officer of American Medical International, Dallas, Texas.

        Ms. Lucas was appointed Vice President, Strategic Planning and Analysis of GenRad in January 1994. From July 1990 to January 1994, Ms. Lucas served as an Associate Consultant within McKinsey & Company. From September 1988 through June 1990, she attended the MBA program at Harvard Business School where she graduated as a Baker Scholar in 1990.

        Mr. O'Brien joined the Company as Vice President and Chief Financial Officer in September 1994, and was additionally elected Clerk and Secretary in November 1994. From February 1991 until September 1994, Mr. O'Brien was head of his own financial consulting firm, George A. O'Brien Associates, Dallas, Texas. From January 1990 through January 1991, he was President and Chief Executive Officer at The Remington Companies, Inc., Dallas, Texas, a privately owned company that invested in under-valued properties.

        Mr. Washburn was appointed GenRad's Vice President, General Manager Concord Operations in December 1994. From the time Mr. Washburn joined the Company in April 1994 until December 1994, he served as Vice President, Manufacturing Operations. From 1985 to April 1994, Mr. Washburn was the Executive Vice President and Chief Operating Officer of Mott Metallurgical Corporation, a manufacturer of precision porous metal products located in Farmington, Connecticut.

ITEM 2.  PROPERTIES

        GenRad's executive offices are located in Concord, Massachusetts, where the Company owns a 450,000 square foot building on 77 acres of land. On January 16, 1995, GenRad sold a 254,000 square foot manufacturing facility on 85 acres of land in Bolton, Massachusetts. All operations performed in the Bolton facility were relocated to the Concord facility.

        In addition, GenRad engages in research, design, manufacturing or marketing operations in leased facilities in five states in the United States and in six foreign countries. In the opinion of management, all of GenRad's properties are well maintained.

ITEM 3.  LEGAL PROCEEDINGS

        On October 19, 1993, Hewlett-Packard Company ("H-P") brought an action in the United States District Court in Colorado against GenRad for infringement of one or more claims of H-P's U.S. Patents Nos. 5,124,660 and 5,254,953 directed to the use of capacitive coupling for detecting open component pins on circuit boards. On October 19, 1993, GenRad brought an action in the United States District Court in Massachusetts against H-P to obtain a judgment declaring those patents invalid and not infringed. H-P has amended its complaint to eliminate the former of these patents from the lawsuit, but it is still charging GenRad with infringement of the latter. On April 7, 1994, the location of the proceedings was determined to be in the United States District Court in Massachusetts. On June 2, 1994, H-P filed a motion for injunctive relief. On February 10, 1995, the motion for injunctive relief was denied.

        In the opinion of management, reserves at December 31, 1994 are adequate to cover the legal costs and liability, if any, related to the eventual outcome of this litigation. An adverse result in this litigation could have a material adverse effect on the Company's financial condition, results of operations or liquidity.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable

                                   PART II



ITEM 5.  MARKET FOR REGISTRANTS' COMMON STOCK AND RELATED SHAREHOLDER MATTERS

        The information set forth in Exhibit 13, under the captions "Supplementary Information" and "Investors' Reference Guide," which is the same as the information set forth on pages 42 and 44 of GenRad's 1994 Annual Report, is incorporated by reference.


ITEM 6.  SELECTED FINANCIAL DATA

        The information set forth in Exhibit 13, under the caption "Selected Financial Data, Five Year Summary," which is the same as the information set forth under that caption on page 21 of GenRad's 1994 Annual Report, is incorporated by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The information set forth in Exhibit 13, under the caption "Management's Discussion and Analysis of Financial Condition and Operating Results," which is the same as the information set forth under that caption on pages 22 through 25 of GenRad's 1994 Annual Report, is incorporated by reference.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The information set forth in the Consolidated Financial Statements and the Supplementary Information in Exhibit 13, which is the same information set forth in the Consolidated Financial Statements and the Supplementary Information on pages 27 through 42 of GenRad's 1994 Annual Report, is incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III



ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information set forth under "Executive Officers of GenRad, Inc." on pages 3 and 4 in Part I of this report and in Item 1 of the 1995 Proxy Statement, is hereby incorporated by reference.


ITEM 11.  EXECUTIVE COMPENSATION

        The information set forth under "Compensation of Executives and Directors" in the 1995 Proxy Statement, is hereby incorporated by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information set forth under "Certain Shareholders" and "Election of Directors" in the 1995 Proxy Statement, is hereby incorporated by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information set forth under "Compensation of Directors" in the 1995 Proxy Statement, is hereby incorporated by reference.

                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a)(1) The following Consolidated Financial Statements of GenRad, Inc. and Subsidiaries, which are the same as the Consolidated Financial Statements in GenRad's 1994 Annual Report, are incorporated by reference to Exhibit 13:

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

    (a)(2) The following schedules to the Consolidated Financial Statements of GenRad, Inc. and Subsidiaries are filed as part of this report:

           A.   Report of Independent Public Accountants on Schedule II
           B.   Schedule II - Valuation and Qualifying Accounts

           All other schedules not listed above are inapplicable or are not required under Securities and Exchange Commission regulations and therefore have been omitted.

    (a)(3)  The following Exhibits are filed as part of this report:

        *10.01  --  Employment Agreement between GenRad, Inc. and Executive
                    Officer, Sarah H. Lucas, effective date January 17, 1994, attached.

        *10.02  --  Termination Agreement between GenRad, Inc. and Executive
                    Officer, Robert C. Aldworth, effective December 31, 1994, attached.

        *10.03  --  GenRad, Inc. Director Restricted Stock Plan, incorporated by reference to GenRad's Registration Statement on Form S-8 (File No. 33-53867) filed May 27, 1994, attached.

            13  --  GenRad, Inc. portions of Annual Report to Shareholders for fiscal year ended December 31, 1994, attached.

            21  --  List of Subsidiaries, attached.

            23  --  Consent of Arthur Andersen LLP, attached.

            27  --  Financial Data Schedule, attached.

           (b)  None

           (c)  See Item 14(a)(3) above.

           (d)  See Item 14(a)(1) and (2) above.

--------------------

*Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14 (a) and (c) of this Report.

                                  SIGNATURES

        PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED DULY AUTHORIZED.

                                  GenRad, Inc.
                                  (REGISTRANT)

                                  By: /s/      JAMES F. LYONS
                                      --------------------------
                                               James F. Lyons
                                             President and Chief
                                              Executive Officer

                                  Date:  March 30, 1995

        PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

          SIGNATURE                                                     TITLE                               DATE
          ---------                                                     -----                               ----
(1)  Principal executive officer

/s/  JAMES F. LYONS                                     President and Chief Executive Officer           March 30, 1995
---------------------------
     James F. Lyons

(2)  Principal financial officer:

/s/  GEORGE A. O'BRIEN                                  Vice President, Chief Financial                 March 30, 1995
---------------------------                             Officer, Clerk and Secretary
     George A. O'Brien

(3)  Principal accounting officer:

/s/  GEORGE A. O'BRIEN                                  Vice President, Chief Financial                 March 30, 1995
---------------------------                             Officer, Clerk and Secretary
     George A. O'Brien

(4)  A majority of the Board of Directors:

/s/  RUSSELL A. GULLOTTI                                Director                                        March 30, 1995
---------------------------
     Russell A. Gullotti

/s/  JAMES F. LYONS                                     Director                                        March 30, 1995
---------------------------
     James F. Lyons

/s/  EDWIN M. MARTIN, JR.                               Director                                        March 30, 1995
---------------------------
     Edwin M. Martin, Jr.

/s/  PAUL PENFIELD, JR.                                 Director                                        March 30, 1995
---------------------------
     Paul Penfield, Jr.

/s/  WILLIAM G. SCHEERER                                Director                                        March 30, 1995
---------------------------
     William G. Scheerer

/s/  ADRIANA STADECKER                                  Director                                        March 30, 1995
---------------------------
     Adriana Stadecker

/s/  JAMES H. WRIGHT                                    Director                                        March 30, 1995
---------------------------
     James H. Wright



                             ARTHUR ANDERSEN LLP
                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




Stockholders and Board of Directors of
GenRad, Inc.:

        We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in GenRad, Inc.'s annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 8, 1995. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the accompanying index is the responsibility of the Company's management and is presented for the purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                              /s/  ARTHUR ANDERSEN LLP
                              ------------------------
                                   ARTHUR ANDERSEN LLP



Boston, Massachusetts
February 8, 1995

                        GENRAD, INC. AND SUBSIDIARIES
               SCHEDULE II - VALUATION AND QUALIFIYING ACCOUNTS
                                (IN THOUSANDS)

====================================================================================================
               Col. A                         Col. B         Col. C           Col. D        Col. E
----------------------------------------------------------------------------------------------------
                                                            Additions
                                             Balance at     Charged to                      Balance
                                             Beginning      Costs and       Deductions      at End
            Description                      of Period       Expenses           (a)        of Period
====================================================================================================
Year ended December 31, 1994
      Deducted from asset accounts:
        Allowance for doubtful accounts       $1,462            $516         $662           $1,316

Year ended January 1, 1994
      Deducted from asset accounts:
        Allowance for doubtful accounts       $1,251            $368         $157           $1,462

Year ended January 2, 1993
      Deducted from asset accounts:
        Allowance for doubtful accounts       $  929            $650         $328           $1,251

------------------------

(a)  Uncollectable accounts written off, net of recoveries.