Form 10-Q
period 1995-04-01
GENRAD INC
filed 1995-05-05
CIK 40972

================================================================================



                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ________________

                                  Form 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Quarter Ended April 1, 1995

                          Commission File No. 1-8045

                               ________________


                                 GENRAD, INC.
            (Exact name of registrant as specified in its charter)


          MASSACHUSETTS                                        04-1360950
          -------------                                        ----------
  (State or other jurisdiction of                           (I.R.S. employer
   incorporation or organization)                         identification number)



                               300 BAKER AVENUE
                         CONCORD, MASSACHUSETTS 01742
              (Address of principal executive offices)(Zip Code)

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

        19,649,645 shares of Common Stock, $1 par value, outstanding April 28, 1995.

================================================================================

[CAPTION]
                                          GENRAD, INC. AND SUBSIDIARIES

                                                TABLE OF CONTENTS

                                                                                                            PAGE
                                                                                                            ----
PART I.    FINANCIAL INFORMATION:
           Consolidated Balance Sheet Assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1
           Consolidated Balance Sheet Liabilities and Stockholders' Equity (Deficit) . . . . . . . . . . .   2
           Consolidated Statement of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   3
           Condensed Consolidated Statement of Cash Flows  . . . . . . . . . . . . . . . . . . . . . . . .   4
           Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . .   5
           Management's Discussion and Analysis of Financial Condition and Operating Results . . . . . . .   7


PART II.   OTHER INFORMATION:

   Item 1.  Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10
   Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10

   Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  11


                                       PART I.  FINANCIAL INFORMATION


                                        GENRAD, INC. AND SUBSIDIARIES
                                         CONSOLIDATED BALANCE SHEET
                                                 ASSETS
                                             (IN THOUSANDS)

                                                                   April 1,        December 31,
                                                                      1995                1994
                                                               ------------        ------------
                                                               (Unaudited)
Current Assets:
     Cash and equivalents                                        $  5,327             $  7,613
     Accounts receivable, net                                      37,159               31,140
     Inventories:
          Raw materials                                             8,997                7,205
          Work in process                                           3,227                4,853
          Finished goods                                            3,961                3,824
                                                                 --------             --------
                                                                   16,185               15,882
                                                                 --------             --------

     Other current assets                                           4,258                4,347
                                                                 --------             --------
          Total current assets                                     62,929               58,982
                                                                 --------             --------

Property, plant and equipment:
     Land                                                             525                  525
     Buildings                                                     24,805               24,692
     Machinery and equipment                                       66,662               65,064
     Service parts                                                 14,507               14,167
                                                                 --------             --------
                                                                  106,499              104,448
     Less:  Accumulated depreciation                               91,624               89,901
                                                                 --------             --------
                                                                   14,875               14,547
Other assets                                                        1,175                1,221
                                                                 --------             --------
Assets held for sale                                                    -                4,958
                                                                 $ 78,979             $ 79,708
                                                                 ========             ========


The accompanying Notes are an integral part of these Consolidated Financial Statements.

                                        GENRAD, INC. AND SUBSIDIARIES
                                          CONSOLIDATED BALANCE SHEET
                                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                                             (IN THOUSANDS)

                                                                   April 1,        December 31,
                                                                      1995                1994
                                                               ------------        ------------
                                                               (Unaudited)
Current Liabilities:
     Notes payable to banks                                     $     656           $        -
     Trade accounts payable                                         7,375                8,244
     Accrued liabilities                                           22,515               26,505
     Accrued compensation and
       employee benefits                                            8,259                8,797
     Income taxes payable                                           1,650                  935
                                                                ---------            ---------
          Total current liabilities                                40,455               44,481
                                                                ---------            ---------

Long-term Liabilities
     Long-term debt                                                48,934               48,917
     Accrued pensions and benefits                                 12,377               13,898
     Future lease costs of unused facilities                        8,136                8,011
     Other long-term liabilities                                    2,472                2,632
                                                                ---------            ---------
          Total long-term liabilities                              71,919               73,458
                                                                ---------            ---------

Stockholders' Equity (deficit):
     Common stock, $1 par value
       Authorized 60,000,000 shares; issued and
       outstanding 19,625,000 and 19,342,000                       19,625               19,342
     Additional paid-in capital                                   106,256              105,925
     Accumulated deficit                                         (156,875)            (161,073)
     Equity adjustment from foreign
          currency translation                                     (2,401)              (2,425)
                                                                ---------            ---------
            Total stockholders' equity (deficit)                  (33,395)             (38,231)
                                                                ---------            ---------
                                                                $  78,979            $  79,708
                                                                =========            =========


The accompanying Notes are an integral part of these Consolidated Financial Statements.

                                     GENRAD, INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENT OF OPERATIONS
                               (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                            (UNAUDITED)
                                                                THREE MONTHS ENDED
                                                      ---------------------------------
                                                          APRIL 1,              APRIL 2,
                                                             1995                  1994
                                                      -----------           -----------
Revenues:
     Sales of products                                $    27,630           $    26,367
     Sales of services                                      8,209                 7,618
                                                      -----------           -----------
                                                           35,839                33,985
                                                      -----------           -----------
Cost and expenses:
     Cost of products sold                                 14,077                14,291
     Cost of services sold                                  4,184                 3,926
                                                      -----------           -----------
                                                           18,261                18,217
                                                      -----------           -----------

Gross margin                                               17,578                15,768

Operating expenses:
     Selling, general and administrative                    9,541                10,341
     Research and development                               3,417                 3,289
     Restructuring credits                                 (1,000)                    -
                                                      -----------           -----------
                                                           11,958                13,630
                                                      -----------           -----------

Operating income                                            5,620                 2,138

Other income (expense):
     Interest income                                           51                    36
     Interest expense                                        (981)               (1,042)
     Other-net                                                 71                   129
                                                      -----------           -----------
                                                             (859)                 (877)
                                                      -----------           -----------

Income before taxes                                         4,761                 1,261
Income taxes                                                  563                   250
                                                      -----------           -----------
Net Income                                            $     4,198           $     1,011
                                                      ===========           ===========
Earnings per common and common
equivalent share:

   Primary                                            $      0.21           $      0.05
                                                      ===========           ===========
   Fully diluted                                      $      0.21           $      0.05
                                                      ===========           ===========

Shares used in computing earnings
per common and common equivalent share:

   Primary                                             19,942,000            19,780,000
   Fully diluted                                       19,959,000            19,786,000


The accompanying Notes are an integral part of these Consolidated Financial Statements.

                                GENRAD, INC. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (IN THOUSANDS)
                                        (UNAUDITED)
                                                                                 THREE MONTHS ENDED
                                                                              --------------------------
                                                                              APRIL 1,          APRIL 2,
                                                                                  1995             1994
                                                                              --------         --------
Operating activities:
  Net income                                                                  $ 4,198          $ 1,011
  Adjustments to reconcile net income
  to net cash provided (used) by operating activities:
    Depreciation and amortization                                               1,295            1,417
    Reserve for future lease costs of unused facilities                        (2,387)          (1,651)
     Increase (decrease) resulting from changes
      in operating assets and liabilities
     Accounts receivable                                                       (4,990)            (599)
     Inventories                                                                 (186)            (483)
     Trade accounts payable                                                      (928)             644
     Income taxes                                                                 693                -
     Accrued liabilities and customer prepayments                              (1,690)           3,820
     Accrued compensation and employee benefits                                (2,189)            (164)
     Prepaid expense                                                              217               96
     Other, net                                                                   799              339
                                                                              -------          -------
       Net cash provided by (used in) operating activities                     (5,168)           4,430
                                                                              -------          -------

Investing activities:
  Purchases of property, plant and equipment                                   (1,373)            (406)
  Proceeds from sale of property, plant and equipment                                               27
  Proceeds from sale of assets held for sale                                    3,157
                                                                              -------          -------
       Net cash provided by (used in) investing activities                      1,784             (379)
                                                                              -------          -------

Financing activities:
  Net change in notes payable                                                     650           (2,147)
  Proceeds from employee stock plan                                               614              755
                                                                              -------          -------
       Net cash provided  by (used in) financing activities                     1,264           (1,392)
                                                                              -------          -------

Effects of exchange rates on cash                                                (166)            (206)
                                                                              -------          -------

Increase (decrease) in cash equivalents                                        (2,286)           2,453

Cash and equivalents at beginning of period                                     7,613            8,418
                                                                              -------          -------

Cash and equivalents at end of period                                         $ 5,327          $10,871
                                                                              =======          =======

The accompanying Notes are an integral part of these Consolidated Financial Statements.

                        GENRAD, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   ACCOUNTING COMMENTS

     Reference is made to the registrant's 1994 annual report to stockholders, which contains, at pages 21 through 42, financial statements and the notes thereto, including a summary of significant accounting policies.

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

     Certain reclassifications have been made to the first quarter 1994 Consolidated Statement of Operations. Sales and cost of sales for product and service amounts have been reclassified to conform to the first quarter 1995 classifications.

2.   RESTRUCTURING

     At the end of the third quarter of 1993, the Company initiated a program to divest certain product lines which were not consistent with the Company's strategy and to realign and resize operations to the expected revenue levels of the remaining core product lines. As a result, restructuring charges of $36.8 million were recorded in 1993. The restructuring charges included severance of $6.5 million, asset write-offs of $12.3 million, excess facilities reserves of $12.5 million, $3.2 million for discontinued product lines and $2.3 million for miscellaneous other costs.

     The labor force was reduced by 12% beginning in the fourth quarter of 1993. The 1995 first quarter results from operations reflects the benefits of the labor force reductions and resulted in cash outflows for severance of $0.3 million related to the 1993 third quarter restructuring. Asset write-offs of $12.3 million related principally to building and leasehold improvements of vacated and excess space, had no cash flow effect, and resulted in annual depreciation savings of approximately $1.4 million. The Company's Bolton, Massachusetts facility was sold for $2.1 million in January 1995, consistent with the restructuring plan. The proceeds from the sale approximated the carrying value of the assets sold.

     Excess facilities reserves relate primarily to losses in leases for vacated domestic and European facilities. Cash outflows related to excess facilities were $0.8 million in the first quarter of 1995 related to the 1993 restructuring. Most of the estimated cash outflows for excess facilities costs, in 1995 and thereafter, relate to two buildings: one in Milpitas, California, with a lease expiration date of March 1998; and the other in Maidenhead, England, with a lease expiration date of December 2013. As part of the restructuring plan, the Milpitas, California building has been partially subleased through July 1997, and the Maidenhead building has been fully subleased through February 1999. As the Company continues to restructure current leasing arrangements, the utilization of excess facilities reserves and related cash flows may differ from present estimates.

     The reserves for discontinued product lines relates to the sale of the Design Automation Products (DAP) product line and the sale of the Structural Test Products (STP) product line. The DAP product line was sold in March 1994, resulting in net cash inflows of approximately $0.2 million in 1994. The STP product line was sold in March 1995 for cash of $1.1 million, and receivables of approximately $1.1 million were retained and are expected to be collected in the normal course of business. The STP sale resulted in the reversal of $1.0 million of restructuring reserves in the first quarter of 1995 which is classified in the consolidated statement of operations as Restructuring Credits.

3.   RETIREMENT BENEFITS

     On January 31, 1995, the Company ceased all benefit accruals under the Company's domestic noncontributory defined benefit pension plan as part of its redesigning of the Company's employee benefit plans. Participants of the plan who meet vesting requirements will earn benefits based on years of service and compensation earned through January 31, 1995. This change resulted in the Company recognizing a curtailment gain of $1,946,000 in the first quarter of 1995 which is classified as part of selling, general and administrative expenses in the consolidated statement of operations.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND OPERATING RESULTS


OPERATING RESULTS

     Orders for the Company's products and services declined to $38.3 million in the 1995 first quarter from $45.1 million in the comparable 1994 period. The decline in orders reflects a $3.4 million decrease in electronic manufacturing test product orders and a $4.6 million decrease in service orders.

     Backlog at the end of the 1995 first quarter was $34.1 million compared to $31.7 million at year-end 1994 and $30.1 million at the end of the 1994 first quarter. The 1995 first quarter backlog, as compared to the 1994 first quarter, included $5.7 million in increased backlog related to U.S. Marine Corps and Ford of Europe contracts, offset by a $2.7 million decrease in electronic manufacturing test backlog. A substantial portion of the 1995 first quarter backlog is scheduled for shipment prior to the end of 1995.

     Net product and service revenues in the 1995 and 1994 first quarters were $35.8 million and $34.0 million, respectively. The increase between quarters stems primarily from increased revenues of approximately $3.8 million derived from contracts with the U.S. Marine Corps and Ford of Europe, offset by a $1.8 million decrease in electronic manufacturing test product revenues. Revenues derived from the international market during the 1995 and 1994 first quarters were 53% and 64%, respectively. Product and service revenues derived from the international market are subject to the risks of currency fluctuations.

     Gross margin as a percent of sales increased to 49.0% in the first quarter of 1995 from 46.4% in the comparable period in 1994. Gross margin increased due to mix changes, continued focus on material and manufacturing cost reduction programs, and cost reductions achieved as part of a restructuring at the end of the 1993 third quarter when the Company initiated a program to divest certain product lines which were not consistent with the Company's strategy and to realign and resize operations to the expected levels of the remaining core product lines. Partially offsetting some of the margin improvements noted above are continued competitive pricing pressures.

     On January 31, 1995, the Company ceased all benefit accruals under the Company's domestic noncontributory defined benefit pension plan as part of its redesigning of the Company's domestic employee benefit plans. This change resulted in the Company recognizing a curtailment gain of $1,946,000 in the first quarter of 1995, which is classified as part of selling, general and administrative expenses in the consolidated statement of operations.

     Selling, general and administrative expenses decreased by $0.8 million to $9.5 million in the 1995 first quarter. The decline in expenses is attributable primarily to a $1.9 million gain related to the curtailment of benefits in the Company's domestic pension plan offset by $ 0.5 million of severance, increased selling costs due to sales channel expansion and increased commission costs related to revenue increases. Selling, general and administrative expenses for the first quarter of both fiscal 1994 and 1995 were beneficially impacted by the 1993 restructuring.

     Research and development expenses increased slightly to $3.4 million in the first quarter of 1995 as compared to $3.3 million in the first quarter of 1994. As a percentage of net product and service revenues, research and development expenses decreased 0.2% to 9.5% in the first quarter of 1995 versus 9.7% in the first quarter of 1994. The Company continues to invest in new product development and enhancements to existing products.

     As part of the 1993 restructuring, the Company established a reserve for discontinued product lines. As a result of the sale of one such product line in March 1995, $1.0 million of the reserve was reversed in the first quarter of fiscal 1995. This reversal is classified as restructuring credits in the consolidated statement of operations. The Company's Bolton, Massachusetts facility was sold for $2.1 million in January 1995, consistent with the restructuring plan. The proceeds from the sale approximated the carrying value of the assets sold.

     Interest income increased slightly in the first quarter of 1995 in relation to the comparable period in 1994 as a result of increased interest rates. During the same periods, interest expense also decreased slightly due to lower short-term borrowing levels.

     The provisions for taxes in the first quarters of 1995 and 1994 represents primarily foreign and state income taxes. The Company utilized existing unrecognized tax assets and operating loss carryforwards to offset current requirements for United States Federal Income Taxes. Income taxes decreased to 11.8% of pretax net income in the first quarter of 1995 from 19.8% in the first quarter of 1994 due to a decreased level of estimated taxable foreign income.

     As a result of the above, the Company generated net income of $4,198,000 for the first quarter of 1995 as compared to net income of $1,011,000 for the similar period last year.

LIQUIDITY AND SOURCES OF CAPITAL
- --------------------------------

     Cash and equivalents decreased $2.3 million for the three months ended April 1, 1995. Operating activities utilized $5.2 million in cash, with the largest factors being an increase in accounts receivables due primarily to shipments of products later in the quarter as compared to shipments in the fourth quarter of 1994, an increase in accounts receivable due to the timing of progress billings to the U.S. Marine Corps and future lease costs of unused facilities.

     Proceeds from the sale of assets held for sale generated $3.2 million in cash inflows in the first quarter of 1995. These proceeds were from the January 16, 1995 sale of the Company's Bolton, Massachusetts facility for $2.1 million and the March 2, 1995 sale of the STP product line for $1.1 million.

     Capital expenditures in the 1995 first quarter totaled $1.4 million. Additions to property, plant and equipment were primarily for equipment used in research and development and manufacturing. Capital expenditure commitments were not significant at April 1, 1995.

     The Company is party to long-term leases related to vacated domestic and European facilities provided for in the Company's 1993 and prior restructurings. Cash of $2.4 million was used to fund these arrangements in the 1995 first quarter and at April 1, 1995 reserves for excess facilities relating to these long-term leases totaled $10.7 million. The Company is projecting that cash of approximately $5.2 million will be used in 1995 to fund these arrangements. During the 1995 first quarter, cash of approximately $1.8 million was used to fund severance, litigation and legal costs and other miscellaneous charges provided for in the restructurings.

     The Company's primary source of liquidity is internally generated funds. The Company also has existing available secured lines of credit of up to $14.2 million, of which $0.7 million was outstanding on April 1, 1995. The total available borrowings consist of a $12.0 million U.S. credit facility entered into in June 1992 which expires on December 31, 1996, and $2.2 million in a U.K. credit facility. On April 1, 1995, the Company had an available borrowing capacity of $11.1 million under the U.S. credit facility. Borrowings under the credit facility are subject to compliance with specified financial and operating covenants and are secured by all the Company's domestic assets. Additionally, the U.K. credit facility is secured by all of the Company's U.K. assets and is payable on demand.

     The terms of the Company's 7 1/4% Convertible Subordinated Debentures require the Company to make annual sinking fund payments of $2.875 million starting in May 1996. As a result of the Company having repurchased $7.5 million of the Debentures during 1990, the Company may use the previous repurchase in lieu of sinking fund payments and defer the initiation of such payments until 1998.

     It is the intention of the Company to reinvest unremitted earnings of foreign subsidiaries outside the United States. Accordingly, Federal income taxes have not been provided and foreign withholding taxes would be due upon remittance. There are no restrictions on the payment of intercompany accounts.

     The Company's ability to fund its working capital and capital expenditure requirements, make interest payments on its convertible debentures and other borrowings and meet its other cash obligations, including those arising from its recent restructurings, will depend, among other things, on internally generated funds and the continued availability and compliance with its credit facilities. Management believes that internally generated funds and its available credit facilities will provide the Company with sufficient sources of funds to satisfy its anticipated requirements in 1995. However, if there is a significant reduction in internally generated funds, the Company may require significant funds from outside financing sources. In such event, there can be no assurance that the Company would be able to obtain such funding as and when required or on acceptable terms.

     The Company buys and sells foreign currencies using forward contracts intended to hedge payables and receivables denominated in foreign currencies. The Company primarily trades in U.S. dollars and European currencies. At April 1, 1995, the Company had forward exchange contracts to sell $3.6 million in foreign currencies, all of which were European denominated.

     Inflation during the periods presented did not have any significant effects on the operations of the Company. Due to the current market environment, certain products have been repositioned in the market with product changes and various price changes, both upward and downward. The Company attempts to mitigate inflationary cost increases by continued improvements in manufacturing efficiency achieved through the use of improved methods and technology.

FACTORS THAT MAY AFFECT FUTURE RESULTS:
- --------------------------------------

     The Company's future operating results are dependent on the Company's ability to develop, manufacture and market technologically innovative products that meet customer needs, fund its working capital, capital expenditure and financing requirements and meet its cash obligations, including those arising from past restructurings.

     The market for the Company's products is characterized by rapid technological change, evolving industry standards, changes in customer needs and frequent new product introductions, and is therefore highly dependent on timely product innovation. Competition in the market in which the Company operates is intense. The introduction by the Company or its competitors of products embodying new technology or the emergence of new industry standards or practices could render the Company's existing products obsolete or otherwise unmarketable. The Company's ability to develop and market products and services that successfully meet changing market needs will impact future results. A portion of future revenues will come from new products and services. The Company cannot determine the ultimate effect that new products and services will have on revenues, earnings and stock price.

     The Company is dependent upon a number of suppliers for several key components of its products. The loss of certain of the Company's suppliers or substantial price increases imposed by suppliers could have a material adverse effect on the Company.

     The Company is exposed to risks inherent in international trade and operations as a result of its international sales and operation of its manufacturing facility in Manchester, England. Such trade and operations expose the Company to continuing risks, such as unpredictable and potentially inconsistent regulatory requirements, political and economic changes, tariffs or other trade restrictions, transportation delays, foreign currency fluctuations and labor disruptions.

     The Company is currently subject to patent infringement litigation. The Company may be subject to patent or product liability claims in the future. A successful claim brought against the Company in excess of available insurance coverage or any claim that results in significant adverse publicity may have a material adverse effect on the Company's competitive position, financial condition, results of operations or liquidity.

                             PART II.  OTHER INFORMATION


Item 1. Legal Proceedings

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

        In the opinion of management, reserves at April 1, 1995 are adequate to cover the legal costs and liability, if any, related to the eventual outcome of this litigation. An adverse result in this litigation could have a material adverse effect on the Company's financial condition, results of operations or liquidity.

Item 6. Exhibits and Reports on Form 8-K

        (a)  10.1  Amendment number four to General Loan and Security Agreement dated March 31, 1995 between Foothill Capital Corporation and the Company amending the credit facility.

             11.   Statement re: Computation of Earnings per share.

        (b) The Company filed a current report on Form 8-K dated March 27, 1995 reporting a change in the Company's independent public accountants from Arthur Andersen LLP to Price Waterhouse LLP.

        (c)  27.   Financial Data Schedule

                                  SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                  GENRAD, INC.


                                  BY: /S/ GEORGE A. O'BRIEN
                                      ---------------------
                                          GEORGE A. O'BRIEN
                                          VICE PRESIDENT,
                                          CHIEF FINANCIAL OFFICER AND SECRETARY




Date: May 5, 1995