Form 10-Q
period 1995-07-01
GENRAD INC
filed 1995-08-01
CIK 40972

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

                      FOR THE QUARTER ENDED JULY 1, 1995

                          COMMISSION FILE NO. 1-8045

                             ___________________


                                 GENRAD, INC.
                                 ------------
            (Exact name of registrant as specified in its charter)




        MASSACHUSETTS                                           04-1360950
  -------------------------------                         ----------------------
  (State or other jurisdiction of                            (I.R.S. employer
   incorporation or organization)                         identification number)




                               300 BAKER AVENUE
                         CONCORD, MASSACHUSETTS 01742
                         ----------------------------
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

     19,753,963 SHARES OF COMMON STOCK, $1 PAR VALUE, OUTSTANDING JULY 25, 1995.

================================================================================

                        GENRAD, INC. AND SUBSIDIARIES

                              TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
PART I.  FINANCIAL INFORMATION:
         Consolidated Balance Sheet Assets.......................        1
         Consolidated Balance Sheet Liabilities and
         Stockholders' Equity (Deficit)..........................        2
         Consolidated Statement of Operations....................        3
         Condensed Consolidated Statement of Cash Flows..........        4
         Notes to Consolidated Financial Statements..............        5
         Management's Discussion and Analysis of
         Financial Condition and Operating Results...............        6

PART II. OTHER INFORMATION:

Item 1.  Legal Proceedings.......................................       10

Item 4.  Submission of Matters to a Vote of Security Holders.....       10

Item 6.  Exhibits and Reports on Form 8-K........................       10

         Signatures..............................................       11



                PART I.  FINANCIAL INFORMATION

                GENRAD, INC. AND SUBSIDIARIES
                 Consolidated Balance Sheet
                           Assets
                       (In thousands)

                                             July 1,  December 31,
                                                1995          1994
                                         -----------  ------------
                                         (Unaudited)
Current Assets:
     Cash and equivalents                   $  5,257      $  7,613
     Accounts receivable, net                 40,464        31,140
     Inventories:
          Raw materials                        9,194         7,205
          Work in process                      1,597         4,853
          Finished goods                       4,727         3,824
                                            --------      --------
                                              15,518        15,882
                                            --------      --------

     Other current assets                      3,213         4,347
                                            --------      --------
          Total current assets                64,452        58,982
                                            --------      --------

Property, plant and equipment:
     Land                                        523           525
     Buildings                                26,819        24,692
     Machinery and equipment                  66,047        65,064
     Service parts                            14,937        14,167
                                            --------      --------
                                             108,326       104,448
     Less:  Accumulated depreciation          93,033        89,901
                                            --------      --------
                                              15,293        14,547
Other assets                                   1,215         1,221
Assets held for sale                               -         4,958
                                            --------      --------
                                            $ 80,960      $ 79,708
                                            ========      ========



The accompanying Notes are an integral part of these Consolidated Financial Statements.

                         GENRAD, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheet
                Liabilities and Stockholders' Equity (Deficit)
                                (In thousands)


                                                          July 1,         December 31,
                                                             1995                 1994
                                                      -----------         ------------
                                                      (Unaudited)
Current Liabilities:
     Notes payable to banks                             $     560            $       -
     Trade accounts payable                                 6,104                8,244
     Accrued liabilities                                   22,806               26,505
     Accrued compensation and
       employee benefits                                    8,313                8,797
     Income taxes payable                                   2,313                  935
                                                        ---------            ---------
          Total current liabilities                        40,096               44,481
                                                        ---------            ---------

Long-term Liabilities:
     Long-term debt                                        48,950               48,917
     Accrued pensions and benefits                         12,357               13,898
     Future lease costs of unused facilities                7,394                8,011
     Other long-term liabilities                            2,472                2,632
                                                        ---------            ---------
          Total long-term liabilities                      71,173               73,458
                                                        ---------            ---------

Stockholders' Equity (deficit):
     Common stock, $1 par value
       Authorized 60,000,000 shares; issued and
       outstanding 19,754,000 and 19,342,000               19,754               19,342
     Additional paid-in capital                           106,397              105,925
     Accumulated deficit                                 (154,081)            (161,073)
     Equity adjustment from foreign
          currency translation                             (2,379)              (2,425)
                                                        ---------            ---------
            Total stockholders' equity (deficit)          (30,309)             (38,231)
                                                        ---------            ---------
                                                        $  80,960            $  79,708
                                                        =========            =========


The accompanying Notes are an integral part of these Consolidated Financial Statements.

                         GENRAD, INC. AND SUBSIDIARIES
                     Consolidated Statement of Operations
                   (In thousands, except per share amounts)
                                  (Unaudited)
                                                         Three Months Ended              Six Months Ended
                                                    --------------------------      --------------------------
                                                        July 1,        July 2,          July 1,        July 2,
                                                           1995           1994             1995           1994
                                                    -----------    -----------      -----------    -----------
Revenues:
     Sales of products                              $    31,717    $    28,747      $    59,347    $    55,114
     Sales of services                                    8,878          8,080           17,087         15,698
                                                    -----------    -----------      -----------    -----------
                                                         40,595         36,827           76,434         70,812
                                                    -----------    -----------      -----------    -----------
Costs and expenses:
     Cost of products sold                               17,221         15,369           31,298         29,660
     Cost of services sold                                4,631          4,050            8,815          7,976
                                                    -----------    -----------      -----------    -----------
                                                         21,852         19,419           40,113         37,636
                                                    -----------    -----------      -----------    -----------

Gross margin                                             18,743         17,408           36,321         33,176

Operating expenses:
     Selling, general and administrative                 11,495         10,604           21,036         20,945
     Research and development                             3,373          3,694            6,790          6,983
     Restructuring credits                                    -              -           (1,000)             -
                                                    -----------    -----------      -----------    -----------
                                                         14,868         14,298           26,826         27,928
                                                    -----------    -----------      -----------    -----------

Operating income                                          3,875          3,110            9,495          5,248

Other income (expense):
     Interest income                                         55             78              106            114
     Interest expense                                    (1,021)          (976)          (2,002)        (2,018)
     Other-net                                              118            274              189            403
                                                    -----------    -----------      -----------    -----------
                                                           (848)          (624)          (1,707)        (1,501)
                                                    -----------    -----------      -----------    -----------

Income before taxes                                       3,027          2,486            7,788          3,747
Income taxes                                                233            480              796            730
                                                    -----------    -----------      -----------    -----------
Net Income                                          $     2,794    $     2,006      $     6,992    $     3,017
                                                    ===========    ===========      ===========    ===========

Earnings per common and common
equivalent share:

   Primary                                          $      0.14    $      0.10      $      0.35    $      0.15
                                                    ===========    ===========      ===========    ===========
   Fully diluted                                    $      0.13    $      0.10      $      0.34    $      0.15
                                                    ===========    ===========      ===========    ===========

Shares used in computing earnings
per common and common equivalent share:

   Primary                                           20,671,000     19,809,000       20,198,000     19,787,000
   Fully diluted                                     20,931,000     19,815,000       20,840,000     19,787,000


The accompanying Notes are an integral part of these Consolidated Financial Statements.

                         GENRAD, INC. AND SUBSIDIARIES
                Condensed Consolidated Statement of Cash Flows
                                (In thousands)
                                  (Unaudited)
                                                                              Six Months Ended
                                                                              -----------------
                                                                              July 1,   July 2,
                                                                                 1995      1994
                                                                              -------   -------
Operating activities:
  Net income                                                                  $ 6,992   $ 3,017
  Adjustments to reconcile net income
  to net cash provided (used) by operating activities:
    Depreciation and amortization                                               2,697     3,034
    Reserve for future lease costs of unused facilities                        (3,722)   (2,610)
    Increase (decrease) resulting from changes
    in operating assets and liabilities:
     Accounts receivable                                                       (7,946)   (2,361)
     Inventories                                                                  528    (1,365)
     Trade accounts payable                                                    (2,217)    1,021
     Income taxes                                                               1,348        --
     Accrued liabilities and customer prepayments                                (893)    6,196
     Accrued compensation and employee benefits                                (2,206)      121
     Prepaid expense                                                            1,276        23
     Other, net                                                                   757       430
                                                                              -------   -------
       Net cash provided by (used in) operating activities                     (3,386)    7,506
                                                                              -------   -------

Investing activities:
  Purchases of property, plant and equipment                                   (3,321)   (2,127)
  Proceeds from sale of property, plant and equipment                              --       103
  Proceeds from sale of assets held for sale                                    3,157        --
                                                                              -------   -------
       Net cash provided by (used in) investing activities                       (164)   (2,024)
                                                                              -------   -------

Financing activities:
  Net change in notes payable                                                     539    (1,820)
  Proceeds from employee stock plan                                               884     1,191
                                                                              -------   -------
       Net cash provided  by (used in) financing activities                     1,423      (629)
                                                                              -------   -------

Effects of exchange rates on cash                                                (229)     (282)
                                                                              -------   -------

Increase (decrease) in cash equivalents                                        (2,356)    4,571

Cash and equivalents at beginning of period                                     7,613     8,418
                                                                              -------   -------

Cash and equivalents at end of period                                         $ 5,257   $12,989
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

        Certain reclassifications have been made to the three months and six months ended July 1, 1994 Consolidated Statement of Operations. Sales and cost of sales for product and service amounts have been reclassified to conform to the 1995 classifications.

2.   RESTRUCTURING

        As part of the 1993 restructuring, the Company established a reserve for discontinued product lines. As a result of the sale of one such product line in March 1995, $1.0 million of the reserve was reversed in the first quarter of fiscal 1995. This reversal is classified as restructuring credits in the Consolidated Statement of Operations.

        As part of the 1993 restructuring, excess facilities reserves were created primarily for losses on leases for vacated domestic and European facilities. As the Company continues to restructure current leasing arrangements, the utilization of excess facilities reserves and related cash flows may differ from present estimates.

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

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND OPERATING RESULTS


OPERATING RESULTS
-----------------

        Orders for the Company's products and services increased to $35.0 million for the three months and declined to $73.2 million for the six months ended July 1, 1995 from $33.0 million and $78.1 million, respectively, for the comparable periods in 1994. The increase in orders between quarters is from increased service and advanced diagnostic solutions orders offset by decreased electronic manufacturing test product orders. The decrease between comparable six month periods is due primarily to a decrease in electronic manufacturing test product orders.

        Backlog at the end of the 1995 second quarter was $28.5 million compared to $31.7 million at year-end 1994 and $26.3 million at the end of the 1994 second quarter. The 1995 second quarter backlog, as compared to the 1994 second quarter, included $2.6 million in increased backlog related to U.S. Marine Corps contracts and a $2.5 million increase in service backlog, offset by a $5.2 million decrease in electronic manufacturing test product backlog. The Company believes that a substantial portion of the 1995 second quarter backlog will be recognized as revenue prior to the end of 1995.

        Net product and service revenues were $40.6 million for the three months and $76.4 million for the six months ended July 1, 1995, as compared to $36.8 million and $70.8 million, respectively, for the same periods in 1994. The increase stems primarily from increased revenues of approximately $4.2 million derived from contracts with the U.S. Marine Corps and Ford of Europe. In 1993 and 1994, the second quarter has tended to be stronger than the third quarter. Due to this seasonal trend, third quarter revenues may not be at the second quarter 1995 levels, which can negatively impact profits, given a relatively fixed short-term level of expense. Revenues derived from the international market accounted for 60% and 56% of revenues for the three and six months ended July 1, 1995, as compared to 58% and 61% for the similar periods in 1994. Product and service revenues derived from the international market are subject to the risks of currency fluctuations.

        Gross margin as a percent of revenues decreased to 46.2% for the three months and increased to 47.5% for the six months ended July 1, 1995, as compared to 47.3% and 46.9%, respectively, for the same periods in 1994. Gross margin decreased between quarters primarily due to mix changes and decreased service margins. Margins continue to be impacted by competitive pricing pressures.

        On January 31, 1995, the Company ceased all benefit accruals under the Company's domestic noncontributory defined benefit pension plan as part of its redesigning of the Company's domestic employee benefit plans. This change resulted in the Company recognizing a curtailment gain of $1,946,000 in the first quarter of 1995, which is classified as part of selling, general and administrative expenses in the Consolidated Statement of Operations for the six months ended July 1, 1995.

        Selling, general and administrative expenses increased for the three and six month periods ended July 1, 1995 to $11.5 million and $21.0 million, respectively, from $10.6 million and $20.9 million in the comparable periods of 1994. The increase in expenses for the three and six month periods is attributable primarily to increased selling costs due to sales channel expansion and increased commission costs related to revenue increases. The increase in expenses for the six month period ended July 1, 1995 also includes $0.5 million of severance, offset by a $1.9 million gain related to the curtailment of benefits in the Company's domestic pension plan.

        Research and development expenses decreased slightly for the three and six month periods ended July 1, 1995 to $3.4 million and $6.8 million, respectively, from $3.7 million and $7.0 million in the comparable periods of 1994. As a percentage of net product and service revenues, research and development expenses decreased 1.0% to 8.9% for the first six months of 1995 versus 9.9% for the first six months of 1994, due somewhat to the reduced spending, as well as the increased revenue in the current period. The Company continues to invest in new product development and enhancements to existing products.

        As part of the 1993 restructuring, the Company established a reserve for discontinued product lines. As a result of the sale of one such product line in March 1995, $1.0 million of the reserve was reversed in the first quarter of fiscal 1995. This reversal is classified as restructuring credits in the Consolidated Statement of Operations.

        Interest income decreased slightly in the three and six months ended July 1, 1995 in relation to the comparable periods in 1994 as a result of lower cash levels. During the same periods, interest expense increased and decreased slightly, respectively, due to fluctuations in short-term borrowing levels.

        The provisions for taxes represent foreign and state income taxes. The Company utilized existing unrecognized tax assets and operating loss carryforwards to offset current requirements for United States income taxes in all periods in 1994 and 1995. Income taxes decreased in the three and six months ended July 1, 1995 in relation to the comparable periods in 1994 due primarily to a decreased level of estimated taxable foreign income.

        As a result of the above, the Company reported net income of $2,794,000 for the three months and $6,992,000 for the six months ended July 1, 1995, as compared to net income of $2,006,000 and $3,017,000, respectively, for the comparable periods in 1994.

LIQUIDITY AND SOURCES OF CAPITAL
--------------------------------

        Cash and equivalents as of July 1, 1995 decreased $2.4 million from December 31, 1994. Operating activities during the six month period utilized $3.4 million in cash, with the largest factors being an increase in accounts receivables and future lease costs of unused facilities. The increase in accounts receivables is due primarily to shipments of products later in the second quarter of 1995 as compared to shipments in the fourth quarter of 1994, as well as the timing of progress billings to the U.S. Marine Corps.

        Proceeds from the sale of assets held for sale generated $3.2 million in cash inflows in the first quarter of 1995. These proceeds were from the January 16, 1995 sale of the Company's Bolton, Massachusetts facility for $2.1 million and the March 2, 1995 sale of the STP product line for $1.1 million.

        Capital expenditures for the six months ended July 1, 1995 totaled $3.3 million. Additions to property, plant and equipment were primarily for equipment used in research and development and manufacturing. Capital expenditure commitments were not significant at July 1, 1995.

The Company is party to long-term leases related to vacated domestic and European facilities provided for in the Company's 1993 and prior restructurings. Cash of $3.7 million was used to fund these arrangements for the six months ended July 1, 1995 and at July 1, 1995 reserves for excess facilities relating to these long-term leases totaled $9.3 million. The Company is projecting that cash of approximately $5.2 million will be used in 1995 to fund these arrangements. During the six months ended July 1, 1995, cash of approximately $3.3 million was used to fund severance, litigation and legal costs and other miscellaneous charges provided for in the restructurings. The Company believes that the cash expenditures for these items will be less for the final six months of 1995.

        The Company's primary source of liquidity is internally generated funds. The Company also has existing available secured lines of credit of up to $14.2 million. The total available credit lines consist of a $12.0 million U.S. credit facility entered into in June 1992 which expires on December 31, 1996, and $2.2 million in a U.K. credit facility. On July 1, 1995, the Company had outstanding $0.6 million and available borrowing capacity of $9.3 million under the U.S. credit facility. Borrowings under the credit facility are subject to compliance with specified financial and operating covenants and are secured by all of the Company's domestic assets. Additionally, the U.K. credit facility is secured by all of the Company's U.K. assets and is payable on demand.

        The terms of the Company's 7 1/4% Convertible Subordinated Debentures require the Company to make annual sinking fund payments of $2.875 million starting in May 1996. As a result of the Company having repurchased $7.5 million of the Debentures during 1990, the Company may use the previous repurchase in lieu of sinking fund payments and defer the initiation of such payments until 1998.

        It is the intention of the Company to reinvest unremitted earnings of foreign subsidiaries outside the United States. Accordingly, Federal income taxes have not been provided for and foreign withholding taxes would be due upon remittance. There are no restrictions on the payment of intercompany accounts.

        The Company's ability to fund its working capital and capital expenditure requirements, make interest payments on its convertible debentures and other borrowings and meet its other cash obligations, including those arising from its recent restructurings, will depend, among other things, on internally generated funds and the continued availability and compliance with its credit facilities. Management believes that internally generated funds and its available credit facilities will provide the Company with sufficient sources of funds to satisfy its anticipated requirements in 1995. However, if there is a significant reduction in internally generated funds, or if there is an adverse result in the litigation described in Item 1 of Part II, the Company may require significant funds from outside financing sources. In such event, there can be no assurance that the Company would be able to obtain such funding as and when required or on acceptable terms.

        The Company buys and sells foreign currencies using forward contracts intended to hedge payables and receivables denominated in foreign currencies. The Company primarily trades in U.S. dollars and European currencies. At July 1, 1995, the Company had forward exchange contracts to sell $6.8 million of foreign currencies, all of which were European denominated.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS
--------------------------------------

        The Company's future operating results are dependent on the Company's ability to develop, manufacture and market technologically innovative products that meet customer needs, fund its working capital, capital expenditure and financing requirements and meet its cash obligations, including those arising from past restructurings.

        The market for the Company's products is characterized by rapid technological change, evolving industry standards, changes in customer needs and frequent new product introductions, and is therefore highly dependent on timely product innovation. Competition in the markets in which the Company operates is intense. The introduction by the Company or its competitors of products embodying new technology or the emergence of new industry standards or practices could render the Company's existing products obsolete or otherwise unmarketable. The Company's ability to develop and market products and services that successfully meet changing market needs will impact future results. A portion of future revenues will come from new products and services. The Company cannot determine the ultimate effect that new products and services will have on revenues, earnings and stock price.

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

                          PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings

    On October 19, 1993, Hewlett-Packard Company ("H-P") brought an action in the United States District Court in Colorado against GenRad for infringement of one or more claims of H-P's U.S. Patents Nos. 5,124,660 and 5,254,953 directed to the use of capacitive coupling for detecting open component pins on circuit boards. On October 19, 1993, GenRad brought an action in the United States District Court in Massachusetts against H- P to obtain a judgment declaring those patents invalid and not infringed. H-P has amended its complaint to eliminate the former of these patents from the lawsuit, but it is still charging GenRad with infringement of the latter. On April 7, 1994, the location of the proceedings was determined to be in the United States District Court in Massachusetts. On June 2, 1994, H-P filed a motion for injunctive relief. On February 10, 1995, the motion for injunctive relief was denied. The trial has commenced and is expected to be completed prior to the end of September 1995.

    In the opinion of management, reserves at July 1, 1995 are adequate to cover the legal costs and liability, if any, related to the eventual outcome of this litigation. An adverse result in this litigation could have a material adverse effect on the Company's financial condition, results of operations or liquidity.

Item 4.  Submission of Matters to a Vote of Security Holders

    (a) The Annual Meeting of Shareholders of GenRad, Inc. was held on May 11, 1995.

    (b)  Not required pursuant to Instruction #3.

    (c) By a vote of 15,852,376 shares in favor, and 378,668 shares withheld, the shareholders voted to approve the election of Directors as described in the Proxy Statement dated April 7, 1995. The schedule of votes cast `for' and `withheld from', respectively, for each Director were as follows: William S. Antle III, 15,868,443 and 362,601; and Richard G. Rogers, 15,852,376 and 378,668. By a vote of 14,808,085 shares in favor, 1,216,926 opposed and 206,033 abstaining, the shareholders voted to approve the amendment to the Company's 1991 Directors' Stock Option Plan as described in the Proxy Statement dated April 7, 1995.

Item 6.  Exhibits and Reports on Form 8-K

    (a)  11. Statement re: Computation of Earnings Per Share.

    (b) There were no reports on Form 8-K filed during the Quarter ended July 1, 1995.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                      GENRAD, INC.

                                      BY:  /S/ GEORGE A. O'BRIEN
                                         -------------------------------------
                                           GEORGE A. O'BRIEN
                                           VICE PRESIDENT,
                                           CHIEF FINANCIAL OFFICER AND SECRETARY



Date:  August 1, 1995