Form 10-Q
period 1995-09-30
GENRAD INC
filed 1995-11-02
CIK 40972

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

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1995

                           COMMISSION FILE NO. 1-8045
                              ___________________


                                  GENRAD, INC.
                                  ------------
             (Exact name of registrant as specified in its charter)




          MASSACHUSETTS                                        04-1360950
----------------------------------------            ---------------------------
    (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NUMBER)



                                300 BAKER AVENUE
                          CONCORD, MASSACHUSETTS 01742
              ----------------------------------------------------
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

     19,966,498 SHARES OF COMMON STOCK, $1 PAR VALUE, OUTSTANDING OCTOBER 31, 1995.


================================================================================

                         GENRAD, INC. AND SUBSIDIARIES

                               TABLE OF CONTENTS

                                                                       PAGE
                                                                       ----
PART I.  FINANCIAL INFORMATION:
         Consolidated Balance Sheet Assets.........................      1
         Consolidated Balance Sheet Liabilities and
         Stockholders' Equity (Deficit)............................      2
         Consolidated Statement of Operations......................      3
         Condensed Consolidated Statement of Cash Flows............      4
         Notes to Consolidated Financial Statements................      5
         Management's Discussion and Analysis of
         Financial Condition and Operating Results.................      6

PART II. OTHER INFORMATION:

Item 1.  Legal Proceedings.........................................     10

Item 6.  Exhibits and Reports on Form 8-K..........................     10

         Signatures................................................     11

                        PART I.  FINANCIAL INFORMATION

                        GENRAD, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                                    ASSETS
                                (IN THOUSANDS)

                                           SEPTEMBER 30,              DECEMBER  31,
                                                   1995                       1994
                                           -------------              -------------
                                             (UNAUDITED)
CURRENT ASSETS:
     CASH AND EQUIVALENTS                      $  8,386                   $  7,613
     ACCOUNTS RECEIVABLE, NET                    37,805                     31,140
     INVENTORIES:
          RAW MATERIALS                           9,481                      7,205
          WORK IN PROCESS                         2,309                      4,853
          FINISHED GOODS                          4,377                      3,824
                                               --------                   --------
                                                 16,167                     15,882
                                               --------                   --------

     OTHER CURRENT ASSETS                         4,589                      4,347
                                               --------                   --------
          TOTAL CURRENT ASSETS                   66,947                     58,982
                                               --------                   --------

PROPERTY, PLANT AND EQUIPMENT:
     LAND                                           523                        525
     BUILDINGS                                   26,812                     24,692
     MACHINERY AND EQUIPMENT                     66,112                     65,064
     SERVICE PARTS                               15,057                     14,167
                                               --------                   --------
                                                108,504                    104,448
     LESS:  ACCUMULATED DEPRECIATION             93,225                     89,901
                                               --------                   --------
                                                 15,279                     14,547
OTHER ASSETS                                      1,122                      1,221
ASSETS HELD FOR SALE                                  -                      4,958
                                               --------                   --------
                                               $ 83,348                   $ 79,708
                                               ========                   ========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                        GENRAD, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                                (IN THOUSANDS)

                                                          SEPTEMBER 30,       DECEMBER 31,
                                                                  1995               1994
                                                          -------------       ------------
                                                            (UNAUDITED)
CURRENT LIABILITIES:
     NOTES PAYABLE TO BANKS                                  $     971          $       -
     TRADE ACCOUNTS PAYABLE                                      6,794              8,244
     ACCRUED LIABILITIES                                        21,046             26,505
     ACCRUED COMPENSATION AND
       EMPLOYEE BENEFITS                                         9,954              8,797
     INCOME TAXES PAYABLE                                        2,352                935
                                                             ---------          ---------
          TOTAL CURRENT LIABILITIES                             41,117             44,481
                                                             ---------          ---------

LONG-TERM LIABILITIES:
     LONG-TERM DEBT                                             48,967             48,917
     ACCRUED PENSIONS AND BENEFITS                              12,428             13,898
     FUTURE LEASE COSTS OF UNUSED FACILITIES                     6,724              8,011
     OTHER LONG-TERM LIABILITIES                                 1,472              2,632
                                                             ---------          ---------
          TOTAL LONG-TERM LIABILITIES                           69,591             73,458
                                                             ---------          ---------

STOCKHOLDERS' EQUITY (DEFICIT):
     COMMON STOCK, $1 PAR VALUE
       AUTHORIZED 60,000,000 SHARES; ISSUED AND
       OUTSTANDING 19,957,000 AND 19,342,000                    19,957             19,342
     ADDITIONAL PAID-IN CAPITAL                                107,058            105,925
     ACCUMULATED DEFICIT                                      (151,905)          (161,073)
     EQUITY ADJUSTMENT FROM FOREIGN
          CURRENCY TRANSLATION                                  (2,470)            (2,425)
                                                             ---------          ---------
            TOTAL STOCKHOLDERS' EQUITY (DEFICIT)               (27,360)           (38,231)
                                                             ---------          ---------
                                                             $  83,348          $  79,708
                                                             =========          =========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                GENRAD, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENT OF OPERATIONS
                          (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                        (UNAUDITED)
                                                  THREE MONTHS ENDED              NINE MONTHS ENDED
                                            ---------------------------       --------------------------
                                            SEPTEMBER 30,    OCTOBER 1,       SEPTEMBER 30,   OCTOBER 1,
                                                    1995           1994               1995          1994
                                            -------------   -----------       -------------  -----------
REVENUES:
     SALES OF PRODUCTS                       $    27,536    $    27,920        $    86,883   $    83,034
     SALES OF SERVICES                             9,249          8,692             26,336        24,390
                                             -----------    -----------        -----------   -----------
                                                  36,785         36,612            113,219       107,424
                                             -----------    -----------        -----------   -----------
COST AND EXPENSES:
     COST OF PRODUCTS SOLD                        14,323         13,760             45,621        43,420
     COST OF SERVICES SOLD                         4,901          5,259             13,716        13,235
                                             -----------    -----------        -----------   -----------
                                                  19,224         19,019             59,337        56,655
                                             -----------    -----------        -----------   -----------

GROSS MARGIN                                      17,561         17,593             53,882        50,769

OPERATING EXPENSES:
     SELLING, GENERAL AND ADMINISTRATIVE          10,594         12,015             31,630        32,960
     RESEARCH AND DEVELOPMENT                      3,713          3,543             10,503        10,526
     RESTRUCTURING CREDITS                             -              -             (1,000)            -
                                             -----------    -----------        -----------   -----------
                                                  14,307         15,558             41,133        43,486
                                             -----------    -----------        -----------   -----------

OPERATING INCOME                                   3,254          2,035             12,749         7,283

OTHER INCOME (EXPENSE):
     INTEREST INCOME                                  49             64                155           178
     INTEREST EXPENSE                               (978)        (1,017)            (2,980)       (3,035)
     OTHER-NET                                       (68)           224                121           627
                                             -----------    -----------        -----------   -----------
                                                    (997)          (729)            (2,704)       (2,230)
                                             -----------    -----------        -----------   -----------

INCOME BEFORE TAXES                                2,257          1,306             10,045         5,053
INCOME TAXES                                          81            250                877           980
                                             -----------    -----------        -----------   -----------
NET INCOME                                   $     2,176    $     1,056        $     9,168   $     4,073
                                             ===========    ===========        ===========   ===========

EARNINGS PER COMMON AND COMMON
  EQUIVALENT SHARE:

   PRIMARY                                   $      0.10    $      0.05        $      0.45   $      0.21
                                             ===========    ===========        ===========   ===========
   FULLY DILUTED                             $      0.10    $      0.05        $      0.43   $      0.21
                                             ===========    ===========        ===========   ===========

SHARES USED IN COMPUTING EARNINGS PER
  COMMON AND COMMON EQUIVALENT SHARE:

   PRIMARY                                    21,141,000     19,852,000         20,540,000    19,784,000
   FULLY DILUTED                              21,459,000     19,852,000         21,321,000    19,784,000


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                 GENRAD, INC. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                        (IN THOUSANDS)
                                         (UNAUDITED)
                                                                  NINE MONTHS ENDED
                                                              --------------------------
                                                              SEPTEMBER 30,   OCTOBER 1,
                                                                      1995         1994
                                                              -------------   ----------
OPERATING ACTIVITIES:
  NET INCOME                                                       $ 9,168      $ 4,073
  ADJUSTMENTS TO RECONCILE NET INCOME
    TO NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES:
     DEPRECIATION AND AMORTIZATION                                   4,145        4,645
     RESERVE FOR FUTURE LEASE COSTS OF UNUSED FACILITIES            (4,760)      (4,140)
     INCREASE (DECREASE) RESULTING FROM CHANGES
      IN OPERATING ASSETS AND LIABILITIES:
       ACCOUNTS RECEIVABLE                                          (5,718)         (19)
       INVENTORIES                                                    (253)      (2,629)
       TRADE ACCOUNTS PAYABLE                                       (1,473)       2,275
       INCOME TAXES                                                  1,409          980
       ACCRUED LIABILITIES AND CUSTOMER PREPAYMENTS                 (2,072)       3,235
       ACCRUED COMPENSATION AND EMPLOYEE BENEFITS                     (362)         875
       PREPAID EXPENSE                                                (143)      (1,121)
       OTHER, NET                                                       24          333
                                                                   -------      -------
        NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES            (35)       8,507
                                                                   -------      -------

INVESTING ACTIVITIES:
  PURCHASES OF PROPERTY, PLANT AND EQUIPMENT                        (4,998)      (3,668)
  PROCEEDS FROM SALE OF PROPERTY, PLANT AND EQUIPMENT                   --        1,736
  PROCEEDS FROM SALE OF ASSETS HELD FOR SALE                         3,157          134
                                                                   -------      -------
        NET CASH USED IN INVESTING ACTIVITIES                       (1,841)      (1,798)
                                                                   -------      -------

FINANCING ACTIVITIES:
  NET CHANGE IN NOTES PAYABLE                                          977       (4,029)
  PROCEEDS FROM EMPLOYEE STOCK PLAN                                  1,748        1,268
                                                                   -------      -------
        NET CASH PROVIDED  BY (USED IN) FINANCING ACTIVITIES         2,725       (2,761)
                                                                   -------      -------

EFFECTS OF EXCHANGE RATES ON CASH                                      (76)         (81)
                                                                   -------      -------

INCREASE IN CASH EQUIVALENTS                                           773        3,867

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                          7,613        8,418
                                                                   -------      -------

CASH AND EQUIVALENTS AT END OF PERIOD                              $ 8,386      $12,285
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

     Certain reclassifications have been made to the three months and nine months ended October 1, 1994 Consolidated Statement of Operations. Sales and cost of sales for product and service amounts have been reclassified to conform to the 1995 classifications.

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

3. RETIREMENT BENEFITS

     On January 31, 1995, the Company ceased all benefit accruals under the Company's domestic noncontributory defined benefit pension plan as part of its redesigning of the Company's employee benefit plans. Participants of the plan who meet vesting requirements will earn benefits based on years of service and compensation earned through January 31, 1995. This change resulted in the Company recognizing a curtailment gain of $1.95 million in the first quarter of 1995, which is classified as part of selling, general and administrative expenses in the Consolidated Statement of Operations.

4. CONTINGENCIES

     On August 17, 1995, the Company resolved all legal issues, and settled litigation relative to patent infringement litigation with a competitor. The Company had previously established reserves for legal fees and related costs with respect to the litigation. The settlement resulted in the elimination of previously established reserves and reduced selling, general and administrative expenses by $1.25 million.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND OPERATING RESULTS


OPERATING RESULTS
-----------------

     Net product and service revenues were $36.8 million for the three months and $113.2 million for the nine months ended September 30, 1995, as compared to $36.6 million and $107.4 million, respectively, for the same periods in 1994. The increase for the nine months ended September 30, 1995 stems from increased revenues of approximately $10.6 million derived from contracts with the U.S. Marine Corps and Ford of Europe. Revenues derived from international markets accounted for 61% and 58% of revenues for the three and nine months ended September 30, 1995, as compared to 54% and 59% for the similar periods in 1994. Product and service revenues derived from international markets are subject to the risks of currency fluctuations.

     Backlog at the end of the 1995 third quarter was $25.0 million compared to $31.7 million at year-end 1994 and $34.4 million at the end of the 1994 third quarter. The 1994 third quarter backlog, as compared to the 1995 third quarter, included $10.6 million in increased backlog related to U.S. Marine Corps contracts. The Company believes that a substantial portion of the 1995 third quarter backlog will be recognized as revenue prior to the end of 1995.

     Orders for the Company's products and services decreased to $33.4 million for the three months and $106.6 million for the nine months ended September 30, 1995 from $44.6 million and $122.8 million, respectively, for the comparable
periods in 1994.   The 1994 orders benefited from a $12.2 million U.S. Marine
Corps follow-on order which was received in the third quarter of 1994.

     Gross margin as a percent of revenues decreased slightly to 47.7% for the three months and increased slightly to 47.6% for the nine months ended September 30, 1995, as compared to 48.1% and 47.3%, respectively, for the same periods in 1994. Gross margin for the three months ended September 30, 1995 decreased primarily due to product mix changes and decreased service margins. Margins continue to be impacted by competitive pricing pressures.

     On January 31, 1995, the Company ceased all benefit accruals under the Company's domestic noncontributory defined benefit pension plan as part of its redesigning of the Company's domestic employee benefit plans. This change resulted in the Company recognizing a curtailment gain of $1.95 million in the first quarter of 1995, which is classified as part of selling, general and administrative expenses in the Consolidated Statement of Operations for the nine months ended September 30, 1995.

     Selling, general and administrative expenses decreased for the three and nine month periods ended September 30, 1995 to $10.6 million and $31.6 million, respectively, from $12.0 million and $33.0 million in the comparable periods of 1994. The decrease in expenses for the three and nine month periods is attributable primarily to a $1.95 million gain related to the curtailment of benefits in the Company's domestic pension plan and a $1.25 million decrease related to the elimination during the third quarter of 1995 of reserves previously established for legal costs and litigation with a competitor as discussed in the next paragraph. During the third quarter of 1995, the Company incurred severance costs of $1.55 million, $1.1 million of which was charged to selling, general and administrative expenses for the quarter.

     On August 17, 1995, the Company resolved all legal issues, and settled patent infringement litigation with a competitor. The Company had previously established reserves for legal fees and related costs with respect to the litigation. The settlement resulted in the elimination of previously established reserves and reduced selling, general and administrative expenses by $1.25 million.

     Research and development expenses increased slightly for the three month and remained consistent for the nine month periods ended September 30, 1995 to $3.7 million and $10.5 million, respectively, from $3.5 million and $10.5 million in the comparable periods of 1994. As a percentage of net product and service revenues, research and development expenses decreased slightly to 9.3% for the nine months ended September 30, 1995 versus 9.8% for the comparable nine months of 1994, due primarily to increased revenue. The Company continues to invest in new product development and enhancements to existing products.

     As part of the 1993 restructuring, the Company established a reserve for discontinued product lines. As a result of the sale of one such product line in March 1995, $1.0 million of the reserve was reversed in the first quarter of fiscal 1995. This reversal is classified as restructuring credits in the Consolidated Statement of Operations.

     Interest income decreased slightly in the three and nine months ended September 30, 1995 in relation to the comparable periods in 1994 as a result of lower cash levels. During the same periods, interest expense decreased slightly due to a decrease in short-term borrowing levels.

     The provisions for taxes represent foreign and state income taxes. The Company utilized existing unrecognized tax assets and operating loss carryforwards to offset current requirements for United States income taxes in all periods in 1994 and 1995. Income taxes decreased in the three and nine months ended September 30, 1995 in relation to the comparable periods in 1994 due primarily to a decreased level of estimated taxable foreign income.

     As a result of the above, the Company reported net income of $2,176,000 for the three months and $9,168,000 for the nine months ended September 30, 1995, as compared to net income of $1,056,000 and $4,073,000, respectively, for the comparable periods in 1994.

LIQUIDITY AND SOURCES OF CAPITAL
--------------------------------

     Cash and equivalents as of September 30, 1995 increased $0.8 million from December 31, 1994. Cash sources and uses from operating activities were equal for the nine months ended September 30, 1995.

     Proceeds from the sale of assets held for sale generated $3.2 million in cash inflows in the first quarter of 1995. These proceeds were from the January 16, 1995 sale of the Company's Bolton, Massachusetts facility for $2.1 million and the March 2, 1995 sale of the STP product line for $1.1 million.

     Capital expenditures for the nine months ended September 30, 1995 totaled $5.0 million. Additions to property, plant and equipment were primarily for equipment used in research and development and manufacturing. Capital expenditure commitments were not significant at September 30, 1995.

     The Company is party to long-term leases related to vacated domestic and European facilities provided for in the Company's 1993 and prior restructurings. Cash of $4.6 million was used to fund these arrangements for the nine months ended September 30, 1995 and at September 30, 1995 reserves for excess facilities relating to these long-term leases totaled $8.5 million. The Company projects that cash of approximately $0.8 million will be spent in the fourth quarter of 1995, and estimates that $2.5 million will be spent in 1996 to fund these arrangements. During the nine months ended September 30, 1995, cash of approximately $4.4 million was used to fund severance, litigation and legal costs and other miscellaneous charges provided for in the restructurings.

     The Company's primary source of liquidity is internally generated funds. The Company also has existing available secured lines of credit of up to $14.2 million. The total available credit lines consist of a $12.0 million U.S. credit facility entered into in June 1992 which expires on December 31, 1996, and a $2.2 million in a U.K. credit facility. On September 30, 1995, the Company had outstanding $1.0 million under the U.K. facility, and available borrowing capacity of $9.7 million under the U.S. credit facility. Borrowings under the credit facilities are subject to compliance with specified financial and operating covenants and are secured by all of the Company's domestic assets. Additionally, the U.K. credit facility is secured by all of the Company's U.K. assets and is payable on demand.

     The terms of the Company's 7 1/4% Convertible Subordinated Debentures require the Company to make annual sinking fund payments of $2.875 million starting in May 1996. As a result of the Company having repurchased $7.5 million of the Debentures during 1990, the Company may use the previous repurchase in lieu of sinking fund payments and defer the initiation of such payments until 1998.

     The Company's ability to fund its working capital and capital expenditure requirements, make interest payments on its convertible debentures and other borrowings and meet its other cash obligations, including those arising from its recent restructurings, will depend, among other things, on internally generated funds and the continued availability and compliance with its credit facilities. Management believes that internally generated funds and its available credit facilities will provide the Company with sufficient sources of funds to satisfy its anticipated requirements in 1995 and 1996. However, if there is a significant reduction in internally generated funds, the Company may require significant funds from outside financing sources. In such event, there can be no assurance that the Company would be able to obtain such funding as and when required or on acceptable terms.

     The Company buys and sells foreign currencies using forward contracts intended to hedge payables and receivables denominated in foreign currencies. The Company primarily trades in U.S. dollars and European currencies. At September 30, 1995, the Company had forward exchange contracts to sell $8.2 million of foreign currencies, all of which were European denominated.

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

                          PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings

   On August 17, 1995, the Company resolved all legal issues, and settled litigation relative to patent infringement litigation with a competitor. The Company had previously established reserves for legal fees and related costs with respect to the litigation. The settlement resulted in the elimination of previously established reserves and reduced selling, general and administrative expenses by $1.25 million.


Item 6.  Exhibits and Reports on Form 8-K

        (a) 11.  Statement re:  Computation of Earnings Per Share.

        (b) There were no reports on Form 8-K filed during the Quarter ended September 30, 1995.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                  GENRAD, INC.

                                  BY: /S/  GEORGE A. O'BRIEN
                                      ------------------------------------------
                                           GEORGE A. O'BRIEN
                                           VICE PRESIDENT,
                                           CHIEF FINANCIAL OFFICER AND SECRETARY



Date:   November 2, 1995