Form 10-K
period 1995-12-30
GENRAD INC
filed 1996-03-28
CIK 40972

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                ----------------

                                   FORM 10-K

                                ----------------

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 30, 1995         COMMISSION FILE NO. 1-8045

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

     The aggregate market value of shares held by non-affiliates of the registrant as of March 12, 1996 was $254,310,349. 20,143,394 shares of the Common Stock of GenRad, Inc., $1 par value, were outstanding on March 12, 1996.

                      DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Proxy Statement of GenRad, Inc. for the Annual Meeting of Shareholders to be held on May 9, 1996 (the "1996 Proxy Statement"), which will be filed with the Securities and Exchange Commission within 120 days after the close of the Company's fiscal year ended December 30, 1995, are incorporated by reference into Part III.

================================================================================

                                     PART I

ITEM 1.  BUSINESS

     GenRad, Inc. (the "Company" or "GenRad") commenced operations as a corporation in June 1915. The Company is a leading worldwide supplier of integrated test, measurement and diagnostic solutions for the manufacture and maintenance of electronic products. The Company offers products and services in two core business areas: electronic manufacturing test systems and diagnostic systems.

     Electronic manufacturing test products and services accounted for 78.6% of consolidated revenues in the fiscal year ended December 30, 1995 ("fiscal 1995"), 81.4% in the fiscal year ended December 31, 1994 ("fiscal 1994"), and 73.6% in the fiscal year ended January 1, 1994 ("fiscal 1993"). Diagnostic products and services accounted for 21.4% of consolidated revenue in fiscal 1995, 18.6% in fiscal 1994, and 22.2% in fiscal 1993.

                     ELECTRONIC MANUFACTURING TEST SYSTEMS

     GenRad's electronic manufacturing test systems, previously referred to as Concord Products, is comprised of the following products, each of which is developed and manufactured at the Company's Concord, Massachusetts facility.

                                   BOARD TEST

     The core board test products include the GR228X product families and are used to test printed-circuit boards, which are used in virtually all electronic products, during their manufacturing process. These systems sell for prices ranging from under $100,000 to over $500,000. Major competitors include Hewlett-Packard and Teradyne.

           GENEVA[REGISTERED TRADEMARK] TEST AND MEASUREMENT SYSTEMS

     GenRad's Extended VXI Architecture ("GENEVA") is a combined hardware and software test and measurement systems that uses the industry standard VXIbus for instrument control. GenRad's extension adds a scanner bus above the instruments to solve the signal interconnect problems not addressed by VXI. The Company has a patent for this VXIscan[Registered Trademark] architectural extension. The GENEVA architecture is capable of addressing the needs of a wide range of test and measurement system applications.

     GenRad has five products based upon GENEVA, including the GR9000 and GR3000 primarily used by communications companies for end of line compliance testing. Other GENEVA products include the GR5000. In 1995, GenRad expanded its family of GENEVA products to include the GR1000e and GR2000, designed for manufacturers with testing needs that are low to moderate in complexity. Major competitors include Hewlett-Packard and various system integration houses.

                               DIAGNOSTIC SYSTEMS

                      ADVANCED DIAGNOSTIC SOLUTIONS (ADS)

     ADS develops and produces diagnostic systems for the detection of electrical and electronic failures on cars and other products. ADS designs, manufactures and provides worldwide service and support for all products. Applications support is provided to write test programs specific to customer requirements. Hewlett-Packard is ADS' most significant competitor. Pricing of products, including software, varies based on customer specifications.

                               PRINCIPAL MARKETS

     GenRad's principal customers are manufacturers in the following industries: transportation, contract manufacturing, computer/peripherals and communications. GenRad has government contracts which are generally subject to termination at the convenience of the government. In the future, government contracts are not expected to be material. Sales to agencies of the United States Government amounted to 7% of consolidated revenues in 1995, 5% in 1994 and 12% in 1993. Sales to Ford of Europe amounted to 17% of consolidated revenues in 1995, 16% in 1994 and 16% in 1993.

                        SALES, SERVICE AND DISTRIBUTION

     GenRad sells and services its products primarily through its own sales and service organizations consisting of sales offices and service centers located in the United States, the United Kingdom, Germany, France, Switzerland, Italy and Singapore. Sales or service elsewhere is provided through independent representatives to whom GenRad provides technical and administrative assistance.

     The largest representative organization selling and supporting GenRad products is Tokyo Electron Ltd. (TEL) in Japan, with whom GenRad has been serving the Japanese market for 23 years.

                               FOREIGN OPERATIONS

     GenRad's operations abroad consist of selling, marketing, distributing and servicing products, providing other types of customer support services such as software development and manufacturing of diagnostic systems. GenRad is subject to the usual risks of international trade, including unfavorable economic conditions, political instability, restrictive trade policies, controls on funds transfers and foreign currency fluctuations.

    During fiscal year 1995, sales in foreign countries were $90,663,000 or 59% of GenRad's total sales, compared with $86,153,000, or 60%, during fiscal year 1994, and $88,613,000, or 56%, during fiscal year 1993. Additional information regarding GenRad's foreign operations is contained in the Consolidated Financial Statements incorporated in Item 8 of this report.

                                    BACKLOG

     Backlog at the end of 1995 was approximately $26,270,000 as compared to approximately $31,669,000 at year-end 1994. Backlog relating to the U.S. Marine Corps order as of the end of 1995 totaled $1,145,000 compared to $9,088,000 at the end of 1994. Most orders are filled within three months of receipt. The Company believes that a substantial portion of the 1995 backlog will be recognized as revenue during the first quarter of 1996. Although orders are subject to cancellation by purchasers, GenRad's experience has been that cancellations are not material.

                             COMPETITIVE CONDITIONS

     Competition, from both U.S. and foreign competitors, is strong and active. Some of these competitors are substantially larger companies with greater resources. Typically, GenRad meets competition by carefully selecting its markets and by developing its products to meet the needs of each group of customers. Primary competitive factors are product performance, customer specific applications engineering, customer support services and pricing. The electronic manufacturing test system market is subject to rapid change, and success is dependent on the development of new market technologies and new product introductions. A key competitive advantage for GenRad is the Company's broad and integrated product family and its extensive software capabilities.

                            RESEARCH AND DEVELOPMENT

     GenRad's expenditures for the development of new products and services, and the improvement of existing products and services, were $14,704,000 in fiscal 1995, $13,716,000 in fiscal 1994, and $15,342,000 in fiscal 1993. The expenditures were primarily for staffing and related expenses for the development of electronic manufacturing test and of advanced diagnostic solutions systems and software products.

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

                                   EMPLOYEES

     GenRad had 1,095 employees, including contract employees, on December 30, 1995, and 1,096 employees on December 31, 1994. None of GenRad's employees are covered by collective bargaining agreements, and GenRad believes relations with its employees are good.

                          EXECUTIVE OFFICERS OF GENRAD

     The following table sets forth information as to each executive officer as of March 26, 1996:

    NAME               AGE                 OFFICE
    ----               ---                 ------
James F. Lyons         61     President and Chief Executive Officer
Daniel F. Harrington   39     Vice President, Chief Financial Officer and Secretary
Sarah H. Lucas         36     Vice President Operations-Strategic Businesses and
                               Chief Strategic Officer


     All officers are elected by the Board of Directors (the "Directors"). Elected officers hold office until the first meeting of the Directors following the Annual Meeting of Shareholders (the "Annual Meeting") and thereafter until a successor is chosen and qualified. There are no family relationships among the officers and/or directors.

     Mr. Lyons joined the Company as President and Chief Executive Officer in July 1993. From January 1992 until July 1993, Mr. Lyons served as President and Chief Executive Officer of Harry Gray Associates, a global investment and management consulting organization specializing in acquisitions and leveraged buyouts. From 1989 to January 1992, he was President and Chief Operating Officer of American Medical International, a multi-billion dollar hospital management company which owned and managed 72 hospitals primarily in the U.S., Asia and Europe.

     Mr. Harrington was appointed GenRad's Vice President, Chief Financial Officer and Secretary in February 1996. From April 1995 to February 1996, he served as the Company's Vice President of Financial Planning and Analysis. From January 1993 to April 1995, Mr. Harrington was Director of Operations, Finance and Logistics for Waters Corporation, a manufacturer, distributor, and marketer of high performance liquid chromatography instruments and related consumables and service. From October 1987 to January 1993, Mr. Harrington held several financial positions of increasing responsibility at Millipore Corporation, a manufacturer, distributor and marketer of high technology purification devices.

     Ms. Lucas was appointed Vice President Operations-Strategic Businesses and Chief Strategic Officer in October 1995. From January 1994 to October 1995, Ms. Lucas was GenRad's Vice President, Strategic Planning and Analysis. From July 1990 to January 1994, she served as an Associate Consultant within McKinsey & Company, a management consulting firm. From September 1988 through June 1990, Ms. Lucas attended the MBA program at Harvard Business School where she graduated as a Baker Scholar in 1990. During this time, from June 1989 through August 1989, Ms. Lucas also served as an Associate Consultant with McKinsey & Company in their London office.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable

                                    PART II



ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

      Market for Registrant's common stock and related shareholder matters is included in Part II, Item 8 in this Form 10-K.

ITEM 6.  SELECTED FINANCIAL DATA

GENRAD, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------------------------------------------------
SELECTED FINANCIAL DATA FIVE YEAR SUMMARY
--------------------------------------------------------------------------------------------------------------------------

(Dollar amounts in thousands, except per share amounts)
--------------------------------------------------------------------------------------------------------------------------
                                                                 1995         1994         1993         1992         1991
--------------------------------------------------------------------------------------------------------------------------

OPERATIONS:
Net sales and service revenues ..........................   $ 153,567    $ 143,195    $ 158,704    $ 142,609    $ 156,391
Gross margin ............................................      73,102       66,896       66,653       63,696       69,252
Net income (loss) .......................................      12,410        5,419      (43,797)      (7,406)     (39,081)

Net income (loss) per common and common equivalent share:
Primary .................................................         .60          .28        (2.42)        (.42)       (2.22)
Fully diluted ...........................................         .58          .27        (2.42)        (.42)       (2.22)
BALANCE SHEET:
Current ratio ...........................................         1.7          1.3          1.2          1.8          1.7
Inventories .............................................      15,601       15,882       13,305       15,519       19,213
Total assets ............................................      85,016       79,708       77,116      100,151      117,024
Long-term debt ..........................................      48,983       48,917       48,851       48,785       48,719
Stockholders' equity (deficit) ..........................     (23,757)     (38,231)     (45,287)      (5,280)       3,547

OTHER DATA:
Number of employees* ....................................       1,095        1,096        1,184        1,363        1,370
Average weighted shares outstanding
  Primary ...............................................      20,792       19,694       18,132       17,798       17,642
  Fully diluted .........................................      21,359       19,884       18,132       17,798       17,642

*Includes contract employees

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

The following table sets forth, for the periods indicated, the percentage of net revenues represented by certain items in the Company's Consolidated Statement of Operations.

--------------------------------------------------------------------------------
                                                  1995      1994      1993
--------------------------------------------------------------------------------
Net sales and service revenues .............     100.0%    100.0%    100.0%
Cost of products and services sold .........      52.4      53.5      58.0
                                                 -----     -----     -----
Gross margin ...............................      47.6      46.5      42.0

Selling, general and administrative expenses      28.0      30.4      34.0
Research and development ...................       9.6       9.5       9.7
Restructuring charges (credits) ............      (0.7)       --      23.2
                                                 -----     -----     -----
Operating income (loss) ....................      10.7       6.6     (24.9)
Other income (expense) .....................      (2.3)     (2.0)     (2.7)
Income tax benefit (provision) .............      (0.3)     (0.8)      --
                                                 -----     -----     -----
Net income (loss) ..........................       8.1%      3.8%    (27.6)%
                                                 =====     =====     =====

OPERATING RESULTS - 1995 VS. 1994
---------------------------------

Orders for the Company's products and services decreased to $148.2 million for the twelve months ended December 30, 1995, compared to $156.6 million for the comparable period in 1994. The 1994 orders benefited from a $12.2 million U.S. Marine Corps order.

Backlog at the end of 1995 was $26.3 million compared to $31.7 million at year-end 1994. Backlog relating to the U.S. Marine Corps order at the end of 1995 was $1.1 million compared to $9.1 million at the end of 1994. The Company believes that a substantial portion of the 1995 backlog will be recognized as revenue during the first quarter of 1996.

Net product and service revenues were $153.6 million for the twelve months ended December 30, 1995, as compared to $143.9 million for the same period in 1994. The increase for the twelve months ended December 30, 1995 is primarily due to increased revenues of approximately $7.5 million derived from contracts with the U.S. Marine Corps and Ford of Europe.

Revenues from international markets accounted for 59% of revenues for the twelve months ended December 30, 1995, as compared to 60% for the same period in 1994. Product and service revenues from international markets are subject to the risks of currency fluctuations.

Gross margin as a percent of revenues increased to 47.6% for the twelve months ended December 30, 1995, as compared to 46.5% for the same period in 1994. Gross margin for the twelve months ended December 30, 1995 increased primarily due to reduced manufacturing costs and an overall increase in sales volume. Although margins continue to be impacted by competitive pricing pressures, the Company has responded by reducing its manufacturing costs.

Selling, general and administrative expenses decreased for the twelve months ended December 30, 1995 to $43.0 million, from $43.7 million in the comparable period of 1994.

In 1995 the Company incurred severance costs of $3.9 million, which are reflected as follows: cost of products and services sold, $1.2 million; selling, general and administrative, $2.1 million; and research and development, $0.6 million. In the fourth quarter of 1995 the Company incurred severance costs of $1.4 million. In 1994 the Company incurred severance costs of $2.0 million reflected entirely in selling, general and administrative expenses.

On January 31, 1995, the Company ceased all benefit accruals under the Company's domestic noncontributory defined benefit pension plan as part of its redesigning of the Company's domestic employee benefit plans. This change resulted in the Company recognizing a curtailment gain of $1.95 million in the first quarter of 1995, which reduced selling, general and administrative expenses for 1995.

On August 17, 1995, the Company resolved all legal issues, and settled patent infringement litigation with a competitor. The Company had previously established reserves for legal fees and related costs with respect to the litigation. The settlement resulted in the elimination of previously established reserves and reduced selling, general and administrative expenses by $1.25 million in the third quarter of 1995.

Research and development expenses increased for the twelve month period ended December 30, 1995 to $14.7 million from $13.7 million in the comparable period of 1994. As a percentage of net product and service revenues, research and development expenses increased slightly to 9.6% for the twelve months ended December 30, 1995 versus 9.5% for 1994. The Company continues to invest in new product development and enhancements to existing products and expects research and development to continue at approximately 9% of revenues in 1996.

As part of a 1993 restructuring, the Company established a reserve for discontinued product lines. As a result of the sale of one such product line in March 1995, $1.0 million of the reserve was reversed in the first quarter of fiscal 1995. This reversal is classified as restructuring credits in the Consolidated Statement of Operations.

During 1995, interest expense was virtually unchanged from 1994.

Other income and expense includes foreign currency exchange gains and losses, the cost of hedging and certain miscellaneous expenses. Other income (expense) decreased to $0.1 million in 1995 from $0.7 million in 1994.

The provision for taxes represents foreign and state income taxes. The provision for income taxes decreased for the twelve months ended December 30, 1995, in relation to the comparable period in 1994, due primarily to a decreased level of estimated taxable foreign income. A tax benefit of $414,000 was recorded in the fourth quarter of 1995.

At December 30, 1995, the Company had a net deferred tax asset of $75.8 million (before valuation allowance) consisting primarily of the future tax benefits from net operating loss carryforwards and their tax credits. At December 30, 1995, the Company had a 100% valuation allowance against the net deferred tax asset as management believes, based on the available evidence, that it is more likely than not that the Company will not realize any benefits from its net deferred tax asset. Realization of the net deferred tax asset and future reversals of the valuation allowance depend on the Company's ability to generate future taxable income during the respective carryforward periods. Management believes that it is reasonably possible that a portion of the valuation allowance will be reversed in the near term.

As a result of the above, the Company reported net income of $12,410,000 for the twelve months ended December 30, 1995, as compared to net income of $5,419,000 for the comparable period in 1994.

OPERATING RESULTS - 1994 vs. 1993
---------------------------------

Orders received for the Company's products and services were $156.6 million in 1994, as compared to $144.1 million in 1993. Included in orders received for 1993 were $11.9 million of orders related to product lines discontinued in 1993. The increase in 1994 product and service orders reflected increased demand for the Company's electronic manufacturing test products and a U.S. Marine Corps follow-on order in the amount of $12.2 million, related to a contract received by the Company in 1992.

Backlog at the end of 1994 was $31.7 million, as compared to $19.0 million at the end of 1993. Backlog of U.S. Marine Corps orders totaled $9.1 million at the end of 1994, compared to $2.4 million at the end of 1993.

Net product and service revenues were $143.9 million for 1994, as compared to $158.7 million in 1993. The reduction between years is partially caused by the discontinuance of certain product lines during 1993. Discontinued product lines contributed $12.0 million in revenues in 1993. In addition, 1994 included $20.4 million derived from contracts with Ford of Europe and the U.S. Marine Corps, as compared to $40.8 million in 1993. Service revenues decreased by $2.6 million. The decline in service revenues is the result of a reduction in the active installed base, a general reduction in service requirements by customers, and decreased revenues derived from services performed.

Revenues derived from the international market accounted for 60% in 1994 and 56% in 1993. Product and service revenues derived from the international market are subject to the risks of currency fluctuations. The U.S. dollar weakened during 1994 relative to most major foreign currencies, which had only a minor impact on the Company's international net revenue.

Gross margin as a percent of revenues increased to 46.5% in 1994 from 42.0% in 1993. Gross margins increased due to changes in product mix. Revenues from the Company's electronic manufacturing test products increased. Revenues from automotive electronics diagnostic systems and from the U.S. Marine Corps contract decreased, both of which have overall lower margins. In addition, margins have improved as a percentage of revenues due to cost reductions achieved as a result of the 1993 restructuring and continued focus on material and manufacturing cost reduction programs. The margin improvements noted above have been partially offset, however, by the adverse effect of competitive pricing pressures.

Selling, general and administrative expenses decreased by $10.3 million to $43.7 million in 1994 from $54.0 million in 1993. The decline in expenses is related to the Company's 1993 restructuring which was initiated at the end of the third quarter of 1993 and resulted in a reduction in workforce, discontinued product lines, reduced facility costs and reduced depreciation. The decline is also related to a $5.0 million charge in 1993 for the establishment of patent litigation reserves and for the accelerated recognition of compensation expense associated with previously granted stock options and stock awards. Partially offsetting the above, the Company's operating expenses increased as a result of the Company's establishment of additional sales capacity and offices to service its automotive customers, increased costs associated with sales and operating performance incentive programs and severance costs associated with various personnel changes.

Research and development expenses declined $1.6 million to $13.7 million in 1994 from $15.3 million in 1993. As a percentage of net product and service revenues, research and development costs decreased 0.2% to 9.5% in 1994. The decrease is primarily the result of the Company's 1993 restructuring program which resulted in a reduction of workforce, discontinued product lines, reduced facilities costs and reduced depreciation.

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

The labor force was reduced by 12% beginning in the fourth quarter of 1993, resulting in cash outflows for severance of $1.3 million in 1993, $4.2 million in 1994 and $0.5 million in 1995. Asset write-offs of $12.3 million related principally to building and leasehold improvements of vacated and excess space, had no cash flow effect and resulted in an annual depreciation savings of $1.4 million in 1994. The Company's Fareham, England facility was sold for $1.7 million in July 1994, and its Bolton, Massachusetts facility was sold for $2.1 million in January 1995, consistent with the restructuring plan. The proceeds from these sales approximated the carrying value of the assets sold.

Excess facilities reserves of $12.5 million relate primarily to losses in leases for vacated domestic and European facilities. Cash outflows related to excess facilities, provided as part of the 1993 restructuring, were $0.4 million in 1993, $3.2 million in 1994 and $1.8 million in 1995. Most of the estimated future cash outflows for excess facilities costs relate to two buildings: one in Milpitas, California, with a lease expiration date of March 1998; and the other in Maidenhead, England, with a lease expiration date of December 2013. As part of the restructuring plan, the Milpitas, California building has been partially subleased through July 1997, and the Maidenhead building has been fully subleased through February 1999. As the Company continues to restructure current leasing arrangements, the utilization of excess facilities reserves and related cash flows may differ from present estimates.

The Company was named as a defendant in a patent infringement litigation matter with a competitor. During the fourth quarter of 1993, the Company established a reserve to cover its best estimate of the outcome of settlement negotiations and legal costs. During the 1994 first quarter, the Company increased its estimate of legal costs and recorded such increase in general and administrative expenses. This matter was settled on August 17, 1995. See "OPERATING RESULTS" 1995 versus 1994 for further discussion of this matter.

Other income and expense includes foreign currency exchange gains and losses, the cost of hedging and certain miscellaneous expenses. Other income (expense) increased by $1.0 million to $0.7 million in 1994 from $(0.3) million in 1993. This resulted primarily due to favorable foreign currency fluctuations in relation to the Company's hedged position, which more than offset the cost of hedging and other expenses in 1994 as compared to 1993.

The Company buys and sells foreign currencies using forward contracts intended to hedge payables and receivables denominated in foreign currencies. The Company primarily trades in U.S. dollars and European currencies. At December 31, 1994, the Company had forward exchange contracts to sell $7.9 million in foreign currencies, all of which were European denominated.

The provision for taxes in 1994 and 1993 represents foreign and state income taxes. The Company utilized existing operating loss carryfowards to offset current requirements for United States federal income taxes.

LIQUIDITY AND SOURCES OF CAPITAL
--------------------------------

Cash and equivalents as of December 30, 1995 increased $1.4 million from December 31, 1994. For 1995, cash flow from operations was $2.5 million.

Proceeds from the sale of assets held for sale generated $3.2 million in cash inflows in 1995. These proceeds were from the sale of the Company's Bolton, Massachusetts facility for $2.1 million and the sale of the STP product line for $1.1 million.

Capital expenditures for the twelve months ended December 30, 1995 totaled $6.6 million. Additions to property, plant and equipment were primarily for equipment used in research and development and manufacturing. Capital expenditure commitments were not significant at December 30, 1995. Capital expenditures for 1996 are expected to be approximately $5.8 million.

Exercise of stock options generated $2.4 million in cash during 1995.

The Company is party to long-term leases related to vacated domestic and European facilities provided for in the Company's 1993 and prior restructurings. Cash of $4.8 million was used to fund these arrangements for the twelve months ended December 30, 1995. At December 30, 1995, reserves for excess facilities relating to these long-term leases totaled $8.3 million. The Company projects that cash of $2.5 million will be spent in 1996 to fund these arrangements. During the twelve months ended December 30, 1995, cash of approximately $4.0 million was used to fund severance, litigation and legal costs and other miscellaneous charges provided for in the restructurings.

The Company's primary source of liquidity is internally generated funds. The Company also has existing available secured lines of credit of up to $14.2 million. The total available credit lines consist of a $12.0 million U.S. credit facility entered into in June 1992 which expires on December 31, 1996, and $2.2 million in a U.K. credit facility. On December 30, 1995, the Company had no outstanding borrowings, an available borrowing capacity of $10.3 million under the U.S. credit facility and $2.2 million under the U.K. credit facility. Borrowings under the credit facilities are subject to compliance with specified financial and operating covenants and are secured by all of the Company's domestic assets. Additionally, the U.K. credit facility is secured by all of the Company's U.K. assets and is payable on demand.

The terms of the Company's 7 1/4% Convertible Subordinated Debentures require the Company to make annual sinking fund payments of $2.875 million starting in May 1996. As a result of the Company having repurchased $7.5 million of the Debentures during 1990, the Company intends to use the previous repurchase in lieu of sinking fund payments and defer the initiation of such payments until 1998.

The Company's ability to fund its working capital and capital expenditure requirements, make interest payments on its convertible debentures and other borrowings and meet its other cash obligations including those arising from its recent restructurings, will depend on, among other things, internally generated funds and the continued availability and compliance with its credit facilities. Management believes that internally generated funds and its available credit facilities will provide the Company with sufficient sources of funds to satisfy its anticipated requirements in 1996. However, if there is a significant reduction in internally generated funds, the Company may require significant funds from outside financing sources. In such an event, there can be no assurance that the Company would be able to obtain such funding as and when required or on acceptable terms.

The Company buys and sells foreign currencies using forward contracts intended to hedge payables and receivables denominated in foreign currencies. The Company primarily trades in U.S. dollars and European currencies. At December 30, 1995, the Company had forward exchange contracts to sell approximately $9.9 million of foreign currencies, which were primarily European denominated.

Inflation during the periods presented did not have any significant effect on the operations of the Company. Due to the current market environment, certain products have been repositioned in the market with product changes and various price changes, both upward and downward. The Company attempts to mitigate inflationary cost increases by continued improvements in manufacturing efficiency achieved through the use of improved methods and technology.

FACTORS THAT MAY AFFECT FUTURE RESULTS
--------------------------------------

The Company's future operating results are dependent upon the Company's ability to develop, manufacture and market technologically innovative products that meet customers needs, fund its working capital, capital expenditure and financing requirements and meet its cash obligations, including those arising from past restructurings.

The market for the Company's products is characterized by rapid technological change, evolving industry standards, changes in customers needs, and frequent new product introductions, and is therefore highly dependent on timely product innovation. Competition in the markets in which the Company operates is intense. The introduction by the Company or its competitors of products embodying new technology or the emergence of new industry standards or practices could render the Company's existing products obsolete or otherwise unmarketable. The Company's ability to develop and market products and services that successfully meet changing market needs will impact future results. A portion of future revenues will come from new products and services. The Company cannot determine the ultimate effect that new products and services will have on revenues, earnings and stock price.

The Company is dependent upon a number of suppliers for several key components of its products. The loss of certain of the Company's suppliers or substantial price increases imposed by suppliers could have a material adverse effect on the Company.

The Company is exposed to risks inherent in international trade and operations as a result of its international sales and the operation of its manufacturing facility in Manchester, England. Such trade and operations expose the Company to continuing risks, such as unpredictable and potentially inconsistent regulatory requirements, political and economic changes, tariffs or other trade restrictions, transportation delays, foreign currency fluctuations and labor disruptions.

The Company may be subject to patent or product liability claims in the future. A successful claim brought against the Company in excess of available insurance coverage or any claim that results in significant adverse publicity may have a material adverse effect on the Company's competitive position, financial condition, result of operations or liquidity.

Statement of Financial Accounting Standards No. 123 (SFAS No. 123), "Accounting for Stock-Based Compensation," was issued in October 1995. In 1996, the Company intends to adopt the pro forma disclosure method outlined in SFAS No. 123 and continue to measure compensation cost under the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees." Because the pro forma disclosure method has been selected, the adoption of SFAS No. 123 will not impact the Company's results of operations, or financial position.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GENRAD, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------
MANAGEMENT REPORT
--------------------------------------------------------------------------------

The accompanying consolidated financial statements and related information included in the Annual Report are the responsibility of management. The financial statements were prepared in conformity with generally accepted accounting principles appropriate in the circumstances, based on management's best estimates and judgments.

Management believes that the Company's internal control systems provide reasonable assurance that assets are safeguarded and that transactions are properly recorded and executed in accordance with management's authorization. Judgments are required to assess and balance the relative cost and expected benefits of these control systems.

The 1995 financial statements have been audited by Price Waterhouse LLP, the Company's independent accountants, whose audit report appears below. Their audit included a review of the systems of internal control to the extent considered necessary by them to determine the audit procedures required to support their opinion.

The Board of Directors, through its Audit Committee consisting solely of outside directors of the Company, is responsible for reviewing and monitoring the Company's financial reporting and accounting practices. Price Waterhouse LLP has full and free access to the Audit Committee, and meets with the Committee, with and without the presence of management.

/s/ Daniel F. Harrington

Daniel F. Harrington
Vice President,
Chief Financial Officer and Secretary


--------------------------------------------------------------------------------
REPORT OF INDEPENDENT ACCOUNTANTS
--------------------------------------------------------------------------------

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
GENRAD, INC.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of stockholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of GenRad, Inc. and its subsidiaries at December 30, 1995 and the results of their operations and their cash flows for the year ended December 30, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above. The consolidated financial statements of GenRad, Inc. for the two years in the period ended December 31, 1994 were audited by other independent accountants whose report dated February 8, 1995, expressed an unqualified opinion on those statements.


/s/ Price Waterhouse LLP

Boston, Massachusetts
February 5, 1996

GENRAD, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF OPERATIONS
--------------------------------------------------------------------------------

Years ended December 30, 1995, December 31, 1994 and January 1, 1994
(In thousands, except per share amounts)

------------------------------------------------------------------------------------------------
                                                                 1995         1994         1993
------------------------------------------------------------------------------------------------

Revenues:
        Sales of products ...............................    $118,274     $109,000     $121,192
        Sales of services ...............................      35,293       34,915       37,512
------------------------------------------------------------------------------------------------
                                                              153,567      143,915      158,704
------------------------------------------------------------------------------------------------

Costs and expenses:
        Cost of products sold ...........................      61,526       57,813       70,044
        Cost of services sold ...........................      18,939       19,206       22,007
------------------------------------------------------------------------------------------------
                                                               80,465       77,019       92,051

Selling, general and administrative .....................      42,992       43,698       54,006
Research and development ................................      14,704       13,716       15,342
Restructuring (credits) charges .........................      (1,000)        --         36,848
------------------------------------------------------------------------------------------------
                                                              137,161      134,433      198,247
------------------------------------------------------------------------------------------------
Operating income (loss) .................................      16,406        9,482      (39,543)
------------------------------------------------------------------------------------------------

Other income (expense):
        Interest income .................................         238          249          258
        Interest expense ................................      (3,911)      (3,958)      (4,234)
        Other, net ......................................         140          728         (307)
------------------------------------------------------------------------------------------------
                                                               (3,533)      (2,981)      (4,283)
------------------------------------------------------------------------------------------------

Income (loss) before income taxes .......................      12,873        6,501      (43,826)
Income tax provision (benefit) ..........................         463        1,082          (29)
------------------------------------------------------------------------------------------------

Net income (loss) .......................................    $ 12,410     $  5,419     $(43,797)
                                                             ===================================
Net income (loss) per common and common equivalent share:
        Primary .........................................    $    .60     $    .28     $  (2.42)
                                                             ===================================
        Fully diluted ...................................    $    .58     $    .27     $  (2.42)
                                                            ===================================


The accompanying notes are an integral part of these Consolidated Financial Statements.

GENRAD, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEET
--------------------------------------------------------------------------------

December 30, 1995 and December 31, 1994
(In thousands)

--------------------------------------------------------------------------------------------
                                                                          1995         1994
--------------------------------------------------------------------------------------------

ASSETS
Current Assets:
        Cash and equivalents .....................................   $   8,984    $   7,613
        Accounts receivable, less allowances of $801 and $1,316 ..      39,475       31,140
        Inventories ..............................................      15,601       15,882
        Other current assets .....................................       3,332        4,347
--------------------------------------------------------------------------------------------
                Total current assets .............................      67,392       58,982
--------------------------------------------------------------------------------------------
Property, plant and equipment, net ...............................      15,138       14,547
Other assets .....................................................       2,486        1,221
Assets held for sale .............................................        --          4,958
--------------------------------------------------------------------------------------------
                                                                     $  85,016    $  79,708
                                                                     ======================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
        Trade accounts payable ...................................   $   7,497    $   8,244
        Accrued liabilities ......................................      20,725       26,505
        Accrued compensation and employee benefits ...............       9,668        8,797
        Accrued income taxes .....................................         735          935
--------------------------------------------------------------------------------------------
                Total current liabilities ........................      38,625       44,481
--------------------------------------------------------------------------------------------

Long-term Liabilities:
        Long-term debt ...........................................      48,983       48,917
        Accrued pensions and benefits ............................      11,969       13,898
        Future lease costs of unused facilities ..................       6,620        8,011
        Other long-term liabilities ..............................       2,576        2,632
--------------------------------------------------------------------------------------------
                Total long-term liabilities ......................      70,148       73,458
--------------------------------------------------------------------------------------------

Stockholders' Equity (Deficit):
        Common stock, $1 par value-authorized 60,000,000 shares;
                issued and outstanding $20,105,000 and $19,342,000      20,105       19,342
        Additional paid-in capital ...............................     107,568      105,925
        Accumulated deficit ......................................    (148,663)    (161,073)
        Cumulative translation adjustment ........................      (2,767)      (2,425)
--------------------------------------------------------------------------------------------
                Total stockholders' equity (deficit) .............     (23,757)     (38,231)
--------------------------------------------------------------------------------------------
                                                                     $  85,016    $  79,708
                                                                     ======================



The accompanying notes are an integral part of these Consolidated Financial Statements.

GENRAD, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
--------------------------------------------------------------------------------

Years ended December 30, 1995, December 31, 1994 and January 1, 1994
(In thousands)

-------------------------------------------------------------------------------------------------------------------
                                                                                                           Total
                                                    Common                                                 Stock-
                                                    Stock,    Additional                    Cumulative     holders'
                                                    $1 par      Paid-In     Accumulated    Translation     Equity
                                                     value      Capital       Deficit       Adjustment    (Deficit)
-------------------------------------------------------------------------------------------------------------------

BALANCE AT JANUARY 2, 1993 .....................   $17,843     $101,897     $(122,695)       $(2,325)    $ (5,280)
Net loss .......................................      --           --         (43,797)          --        (43,797)
Translation adjustment .........................      --           --            --             (177)        (177)
Cash proceeds from stock issued
  under Employee Stock Plans ...................       458          728          --             --          1,186
Stock option and award compensation expense.....       229        2,552          --             --          2,781
-------------------------------------------------------------------------------------------------------------------

BALANCE AT JANUARY 1, 1994 .....................    18,530      105,177      (166,492)        (2,502)     (45,287)
Net income .....................................      --           --           5,419          --           5,419
Translation adjustment .........................      --           --            --               77           77
Cash proceeds from stock issued
  under Employee Stock Plans ...................       812          697          --            --           1,509
Stock option and award compensation expense.....      --             51          --            --              51
-------------------------------------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 1994 ...................    19,342      105,925      (161,073)        (2,425)     (38,231)
Net income .....................................      --           --          12,410          --          12,410
Translation adjustment .........................      --           --            --             (342)        (342)
Cash proceeds from stock issued
  under Employee Stock Plans ...................       763        1,643          --            --           2,406
-------------------------------------------------------------------------------------------------------------------

BALANCE AT DECEMBER 30, 1995 ...................   $20,105     $107,568     $(148,663)       $(2,767)    $(23,757)
                                                   ================================================================


The accompanying notes are an integral part of these Consolidated Financial Statements.

GENRAD, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF CASH FLOWS
--------------------------------------------------------------------------------

Years ended December 30, 1995, December 31, 1994 and January 1, 1994
(In thousands)

---------------------------------------------------------------------------------------------------------------------
                                                                                         1995       1994        1993
---------------------------------------------------------------------------------------------------------------------

OPERATING ACTIVITIES:
  Net income (loss) ...............................................................   $12,410    $ 5,419    $(43,797)
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
    Depreciation and amortization .................................................     5,515      5,812       9,714
    Loss on sales, write-off and write-down of property, plant and equipment ......       694        388      11,413
    Provision for losses on accounts receivable ...................................      --          448         340
    Provision for stock option and award compensation expense .....................      --           51       2,781
    (Payment) provision for lease costs of excess facilities, net .................    (4,775)    (5,917)      8,174
    Increase (decrease) resulting from changes in operating assets and liabilities:
      Accounts receivable .........................................................    (7,701)    (1,896)      1,226
      Inventories .................................................................       208     (2,789)      1,116
      Prepaid expenses ............................................................     1,102     (1,576)      2,712
      Trade accounts payable ......................................................      (723)     3,062      (3,135)
      Income taxes ................................................................      (201)       912          (2)
      Accrued liabilities .........................................................    (2,294)       430       7,983
      Accrued compensation and employee benefits ..................................    (1,021)      (596)      5,094
      Other, net ..................................................................      (717)       875       1,422
---------------------------------------------------------------------------------------------------------------------
        Net cash provided by operating activities .................................     2,497      4,623       5,041
---------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES:
  Purchases of property, plant and equipment ......................................    (6,558)    (5,033)     (5,917)
  Proceeds from sale of property, plant and equipment .............................        73        316         211
  Proceeds from sale of assets held for sale ......................................     3,157      1,736        --
---------------------------------------------------------------------------------------------------------------------
        Net cash used in investing activities .....................................    (3,328)    (2,981)     (5,706)
---------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES:
  Net change in notes payable .....................................................      --       (3,781)     (1,028)
  Proceeds from employee stock plans ..............................................     2,406      1,509       1,186
---------------------------------------------------------------------------------------------------------------------
        Net cash provided by (used in) financing activities .......................     2,406     (2,272)        158
---------------------------------------------------------------------------------------------------------------------

Effects of exchange rates on cash .................................................      (204)      (175)        304
---------------------------------------------------------------------------------------------------------------------

Increase (decrease) in cash and equivalents .......................................     1,371       (805)       (203)

Cash and equivalents at beginning of year .........................................     7,613      8,418       8,621
---------------------------------------------------------------------------------------------------------------------

Cash and equivalents at end of year ...............................................   $ 8,984    $ 7,613    $  8,418
                                                                                      ==============================


The accompanying notes are an integral part of these Consolidated Financial Statements.

GENRAD, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1: DESCRIPTION OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES

DESCRIPTION OF THE BUSINESS: GenRad, Inc. (the "Company" or "GenRad") commenced operations as a corporation in June 1915. The Company is a leading worldwide supplier of integrated test, measurement and diagnostic solutions for the manufacture and maintenance of electronic products. The Company offers products and services in two core business areas: electronic manufacturing test systems and diagnostic systems.

ACCOUNTING ESTIMATES: The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses at and during the reporting periods of the financial statements. Actual results could differ from those estimates.

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of the Company and all of its subsidiaries. All significant intercompany transactions and balances have been eliminated.

REVENUE RECOGNITION: Revenue from product sales is generally recognized at the time the product is shipped or delivered based on shipping terms. Service revenue is recognized over the contractual period on a straight-line basis for service contracts or as services are performed. Revenue under certain contracts is recognized under the percentage-of-completion method.

NET INCOME (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE: Primary net income
(loss) per common and common equivalent share is calculated based on the weighted average number of common shares outstanding during the period plus, in periods in which they have a dilutive effect, the effect of common shares contingently issuable from stock options. Fully diluted net income (loss) per common and common equivalent share is calculated consistent with primary net income per common and common equivalent share but reflects additional dilution from stock options using the treasury stock method, due to the use of the market price at the end of the period when it is higher than the average price for the period.

CASH AND EQUIVALENTS: All highly liquid investments with a maturity of three months or less when purchased are classified as cash equivalents.

INVENTORY VALUATION: Inventories include material, labor and overhead and are stated at the lower of cost (first-in, first-out method) or market.

PROPERTY, PLANT AND EQUIPMENT: These assets are stated at cost. Depreciation is computed by the straight-line method over the estimated useful lives of the assets (buildings and improvements, 10 to 40 years; machinery and equipment, 3 to 8 years; and service parts, 7 years).

INTANGIBLE ASSETS: The cost of patents and trademarks acquired is amortized on a straight-line basis over their estimated useful lives.

SOFTWARE DEVELOPMENT COSTS: Statement of Financial Accounting Standards No. 86 (SFAS No. 86), "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," requires capitalization of certain computer software development costs incurred once technological feasibility is established. The Company's software development costs through December 30, 1995 that qualify for capitalization have been insignificant.

FOREIGN CURRENCY TRANSLATION: All balance sheet accounts of foreign subsidiaries are translated at the current exchange rates and statement of operations items are translated at the average exchange rates during the year. Resulting translation adjustments are made directly to a separate component of stockholders' equity (deficit). The effect of foreign currency transaction gains and losses included in the determination of 1995, 1994 and 1993 results of operations was not material.

FISCAL YEAR: The Company's fiscal year ends on the Saturday nearest December 31. Fiscal years 1995, 1994 and 1993 include 52 weeks.

RECLASSIFICATIONS: In 1994, certain reclassifications were made to the 1993 Consolidated Statement of Operations and to the 1993 Consolidated Statement of Cash Flows to conform to the 1994 presentation. Sales of products and sales of services amounts for 1993 were also reclassified.

NOTE 2: PROVISIONS FOR RESTRUCTURING

In the third quarter of 1993, the Company provided for $36.8 million as a result of a Company program to divest certain product lines which were not consistent with the Company's strategy and to realign and resize operations to the expected revenue levels of the remaining core product lines. The restructuring charges included severance of $6.5 million, asset write-offs of $12.3 million, excess facilities reserves of $12.5 million, discontinued product lines of $3.2 million and miscellaneous other costs of $2.3 million.

The labor force was reduced by 12% beginning in the fourth quarter of 1993, resulting in cash outflows for severance of $0.5 million in 1995, $4.2 million in 1994, and $1.3 million in 1993.

Asset write-offs in 1993 of $12.3 million related principally to building and leasehold improvements of vacated excess space which had no cash flow effect. The Company's Fareham, England facility was sold for $1.7 million in July 1994 and its Bolton, Massachusetts facility was sold for $2.1 million in January 1995. The proceeds from these sales approximated the carrying value of the assets sold.

GENRAD, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------

NOTE 2: PROVISIONS FOR RESTRUCTURING (CONTINUED)

The 1993 excess facilities reserves of $12.5 million relate primarily to losses in leases for vacated domestic and European facilities. Cash outflows were $1.8 million in 1995, $3.2 million in 1994 and $0.4 million in 1993. The reserve balance provided is for two buildings: one in Milpitas, California with a lease expiration date of March 1998 and the other in Maidenhead, England with a lease expiration date of December 2013. The Milpitas, California building has been partially subleased through July 1997, and the Maidenhead building has been fully subleased through February 1999. As the Company continues to renegotiate leasing arrangements, the utilization of excess facilities reserves and related cash outflows may differ from the present estimates.

The $3.2 million provided for discontinued product lines in 1993 relates to the sale of Design Automation Products ("DAP") product line and to the sale of the Structural Test Products ("STP") product line. The DAP product line was sold in March 1994, resulting in net cash inflows of approximately $0.2 million in 1994. The STP product line was sold in March 1995 for cash of $1.1 million, and receivables of approximately $1.1 million were retained and collected in the normal course of business. The STP sale resulted in a $1.0 million reversal of the reserve provided in 1993 during 1995.


NOTE 3: INVENTORIES
(In thousands)
--------------------------------------------------------------------------------
                                                        1995                1994
--------------------------------------------------------------------------------
Raw materials ..........................             $ 9,399             $ 7,205
Work in process ........................               1,681               4,853
Finished goods .........................               4,521               3,824
--------------------------------------------------------------------------------
                                                     $15,601             $15,882
                                                     ===========================



NOTE 4: PROPERTY, PLANT AND EQUIPMENT
(In thousands)
--------------------------------------------------------------------------------
                                                           1995             1994
--------------------------------------------------------------------------------
Land .........................................          $   541         $    525
Buildings ....................................           25,098           24,692
Machinery and equipment ......................           57,248           65,064
Service parts ................................           14,568           14,167
--------------------------------------------------------------------------------
                                                         97,455          104,448
Less: Accumulated depreciation ...............           82,317           89,901
--------------------------------------------------------------------------------
                                                        $15,138         $ 14,547
                                                        ========================

NOTE 5: ACCRUED LIABILITIES
(In thousands)
--------------------------------------------------------------------------------
                                                           1995            1994
--------------------------------------------------------------------------------
Lease costs of unused facilities ...............         $ 1,716        $  5,226
Customer prepayments ...........................           7,658           6,217
Warranty and installation ......................           1,283           2,406
Other accrued liabilities ......................          10,068          12,656
--------------------------------------------------------------------------------
                                                         $20,725        $ 26,505
                                                         =======================

GENRAD, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------

NOTE 6: ACCRUED PENSIONS AND BENEFITS
(In thousands)
--------------------------------------------------------------------------------
                                                                 1995       1994
--------------------------------------------------------------------------------
Accrued U.S. pension cost ................................    $ 5,965   $  7,997
Accrued foreign pension cost .............................      3,493      3,789
Postretirement health care and life insurance benefits ...      2,511      2,112
--------------------------------------------------------------------------------
                                                              $11,969   $ 13,898
                                                              ==================


NOTE 7: DEBT
(In thousands)
--------------------------------------------------------------------------------
                                                                 1995       1994
--------------------------------------------------------------------------------
7 1/4% Convertible Subordinated Debentures, due 2011 .....    $48,983    $48,917
                                                              ==================


In May 1986, the Company issued $57,500,000 principal amount of 7 1/4% Convertible Subordinated Debentures. The Debentures are convertible at the option of the holder into Common Stock of the Company at $14 3/8 per share. The Debentures are unsecured and subordinated to senior indebtedness of the Company. Interest is payable May 1 and November 1. The unamortized bond issuance expense was $1,017,000 at December 30, 1995 and $1,083,000 at December 31, 1994. The
payment of dividends and the repurchase of Common Stock of the Company are restricted by the indenture agreement.

The Debentures are subject to redemption at par value through the operation of a mandatory sinking fund with payments beginning May 1, 1996, which is calculated to retire 75% of the Debentures prior to maturity. The terms of the Debenture require the Company to make annual sinking fund payments of $2,875,000 starting in May 1996. However, in 1990, the Company retired early $7,500,000 principal amount of the Debentures. As a result, the Company may use the repurchase in lieu of sinking fund payments and defer the initiation of such payments until 1998, at which time a minimum payment of $1,125,000 must be made.

As of December 30, 1995, the fair market value of the Company's Convertible Subordinated Debentures was $46,125,000.

In June 1992, the Company entered into a secured Revolving Credit Agreement that has been subsequently amended and provides for eligible borrowings of up to $12 million at prime lending rates (8.5% at December 30, 1995) plus 2 1/2% or 9%, whichever is greater. This agreement has been extended to December 31, 1996. Eligible borrowings under the agreement are based on accounts receivable and other assets and determined according to a formula defined in the Revolving Credit Agreement. At December 30, 1995, eligible borrowings were $10.3 million. The borrowings under the credit facility are secured by all of the Company's domestic assets and are subject to compliance tests and restrictions. At year-end the Company had no outstanding borrowings under this Agreement. The Company also has a line of credit of $2.2 million with a U.K. credit facility and are secured by all of the Company's U.K. assets and is payable on demand. At December 30, 1995, the Company had no outstanding borrowings under this Agreement.

Interest paid amounted to $3,974,000 in 1995, $4,051,000 in 1994 and $4,264,000
in 1993.


NOTE 8: FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

The Company operates internationally and is exposed to market risks from changes in foreign exchange rates. Derivative financial instruments are utilized by the Company to reduce those risks. The Company does not hold or issue financial instruments for trading purposes.

The Company enters into foreign exchange contracts to hedge certain purchases and accounts receivable denominated in foreign currencies (principally European currencies). The term of the currency derivatives is rarely more than six months. Market value gains and losses are recognized and the resulting gain or loss offsets foreign exchange gains or losses on those transactions. The purpose of the Company's foreign currency hedging activities is to protect the Company from the risk that the eventual net cash inflows resulting from the sale of products to foreign customers and purchases from foreign suppliers will be adversely affected by changes in exchange rates.

At December 30, 1995, the Company had contracts maturing through July 19, 1996 to sell $9,894,000, net, of foreign currency at various rates, which is primarily comprised of European currencies.

GENRAD, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------

NOTE 9: STOCK PLANS

Compensation expense related to stock plans was insignificant in 1995 and 1994. In 1993, the Company charged $2,781,000 to compensation expense for stock options and restricted stock awards, of which $1,983,000 was included in selling, general and administrative expenses as it related to the acceleration of vesting voted by the Compensation Committee of the Board of Directors during 1993.

STOCK OPTION PLANS: The Company has three stock option plans: a 1982 plan of 2,700,000 shares (terminated in 1991); a 1991 plan (amended in 1993 and 1994) for 4,500,000 shares for which key employees are participants; and a 1991 plan (amended in 1995) for 200,000 shares for non-employee directors.

In general, option shares granted under these plans are exercisable in installments based on stock price or years of service. Shares issued under each plan may be either non-qualified stock options or incentive stock options. No accounting recognition is given to stock options with exercise prices equal to fair market value on the grant date until the options are exercised, at which time the proceeds are credited to the stockholders' equity accounts. For options with an exercise price less than fair market value on the grant date, the amount that the fair market value exceeds the exercise price is charged to compensation expense over the period the option vests.

Stock option activity is summarized below (thousands of shares):
-------------------------------------------------------------------------------------------------------------------
                                                  1995                      1994                     1993
-------------------------------------------------------------------------------------------------------------------
                                          Total       Average       Total       Average       Total       Average
                                         Shares    Option Price    Shares    Option Price    Shares    Option Price
-------------------------------------------------------------------------------------------------------------------

Options:
Outstanding at beginning of year.....     4,132         $4.70       2,071         $2.41       1,710         $2.31
Granted ..............................      679          5.85       3,192          5.59       1,065          2.13
Exercised ............................     (759)         3.08        (747)         1.89        (469)         2.32
Cancelled ............................     (625)         5.35        (384)         5.29        (235)         2.83
                                          -----                     -----                     -----
Outstanding at end of year ...........    3,427          5.16       4,132          4.70       2,071          2.41
                                          =====                     =====                     =====
Options exercisable ..................    1,379                       894                     1,522
                                          =====                     =====                     =====
Shares reserved for future grants.....      249                       224                     1,032
                                          =====                     =====                     =====

RESTRICTED STOCK AWARDS: In 1991, the Company adopted the 1991 Equity Incentive Plan which contains provisions for stock options, as described above, and restricted stock awards. All stock awards are granted subject to restrictions as to continuous employment, except in the case of death, permanent disability or retirement. One half of the shares vest at the end of two years from the date of grant and the remaining one half at the end of the third year from the date of grant. The cost of the awards, determined as the fair market value of the shares on the date of grant, is charged to expense ratably over the vesting period. During the fiscal years ended December 30, 1995, December 31, 1994 and January 1, 1994, the Company granted 0, 35,000 and 250,000 shares, respectively. All restricted stock awards issued to active employees vested in 1993.

In 1994, the Company adopted the 1994 Director Restricted Stock Plan, which contains provisions for restricted stock awards. Up to 50,000 shares of the Company's common stock may be issued under the Plan. On August 31 of each year, while the Plan is in effect, each eligible non-employee director is granted a restricted stock award of 1,500 shares of the Company's Common Stock. The awards are subject to certain restrictions that generally prohibit the transfer of any shares prior to the third anniversary of the award, the director's death or disability, the director's resignation with the consent of the Board of Directors or a change in control of the Company as defined under the Plan. During the fiscal years ended December 30, 1995 and December 31, 1994, the Company granted 10,500 and 7,500 shares, respectively, under the Plan.

EMPLOYEE STOCK PURCHASE PLAN: Under the Company's Employee Stock Purchase Plan, eligible employees may invest up to 10% of their base salary in shares of the Company's Common Stock. The purchase price of the shares is 85% of the fair market value of the stock on the offering commencement date or the offering termination date (typically six months after commencement date), whichever is lower. In 1994, the Plan was amended, increasing the amount of shares from 1,962,000 to 2,462,000. Under the Plan 39,000 shares were issued in 1995. At December 30, 1995, 428,000 shares were available for future issuance, 467,000 shares were available for future issuance at December 31, 1994, and none were available for future issuance at January 1, 1994.

GENRAD, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------

NOTE 9: STOCK PLANS (CONTINUED)

SHAREHOLDER RIGHTS PLAN: GenRad has a shareholder rights program that was adopted June 17, 1988. Under the Plan, the holder of each share of the Company's Common Stock is entitled to purchase from the Company one share of Common Stock at a purchase price of $50.00 subject to adjustment. The Rights expire June 17, 1998 and are exercisable only if an individual or group has acquired or obtained the right to acquire beneficial ownership of 20% or more of the Company's Common Stock or announces a tender or exchange offer that would result in such individual or group owning 30% or more of the Company's Common Stock. Such percentages may, at the Board's discretion, be lowered, although in no event below 10%. When the Rights become exercisable, they separate from the Company's Common Stock. The Company is entitled to redeem the Rights in whole at $0.02 per Right under certain circumstances.

NOTE 10: INCOME TAXES

The components of income (loss) before income taxes consist of the following (in thousands):
--------------------------------------------------------------------------------------------
                                                     1995            1994              1993
--------------------------------------------------------------------------------------------
Domestic .....................................    $11,411          $2,610          $(37,089)
Foreign ......................................      1,462           3,891            (6,737)
--------------------------------------------------------------------------------------------
                                                  $12,873          $6,501          $(43,826)
                                                  =========================================

The provision (benefit) for income taxes consists of the following (in thousands):
--------------------------------------------------------------------------------------------
                                  1995                 1994                     1993
--------------------------------------------------------------------------------------------
                           Current   Deferred    Current    Deferred    Current     Deferred
--------------------------------------------------------------------------------------------
Federal ................      $ --        $--     $   --         $--       $ --          $--
Foreign ................       420         --        980          --        (98)          --
State ..................        43         --        102          --         69           --
--------------------------------------------------------------------------------------------
                              $463        $--     $1,082         $--       $(29)         $--
                              ==============================================================

A reconciliation of tax on income (loss) at the federal statutory rate to the recorded income tax provision (benefit) is presented below (in thousands):
-------------------------------------------------------------------------------------------------------------
                                                                                 1995       1994        1993
-------------------------------------------------------------------------------------------------------------
Tax provision (benefit) at statutory rate .................................   $ 4,376    $ 2,210    $(14,901)
State income taxes less related federal income tax benefits ...............        43        102          69
Realization of deferred tax assets ........................................   $(3,954)    (1,200)       --
Effect of losses for which no tax carryback is available ..................      --         --        14,774
Foreign earnings taxed at different rates, including withholding taxes.....        (2)       (30)       --
Other nondeductible items .................................................      --         --            29
------------------------------------------------------------------------------------------------------------
Recorded income tax provision (benefit) ...................................   $   463    $ 1,082    $    (29)
                                                                              ==============================

Effective January 3, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109 (SFAS No. 109), "Accounting for Income Taxes." This standard determines deferred taxes based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of currently enacted tax laws. Prior to the implementation of this Statement, the Company accounted for income taxes under SFAS No. 96. The adoption of SFAS No. 109 had no material impact on the results of operations.

GENRAD, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------

NOTE 10: INCOME TAXES (CONTINUED)


The temporary differences and carryforwards that gave rise to the significant deferred tax assets and liabilities as of December 30, 1995 and December 31, 1994 were as follows (in thousands):

Deferred Tax Assets:

--------------------------------------------------------------------------------------------------
                                                                                 1995        1994
--------------------------------------------------------------------------------------------------
Domestic net operating losses not yet benefited ...........................   $ 53,986    $ 51,056
Research and development tax credits ......................................      9,700       9,700
Foreign net operating losses not yet benefited ............................        585         460
Inventory valuation reserves ..............................................      3,555       3,730
Retirement benefit accruals ...............................................      3,391       3,945
Restructuring reserves, severance and lease costs of unused facilities.....      4,914      10,033
Other reserves ............................................................      1,067       2,307
--------------------------------------------------------------------------------------------------
  Total deferred tax assets ...............................................     77,198      81,231
Valuation allowance .......................................................    (75,802)    (79,451)
--------------------------------------------------------------------------------------------------
Net deferred tax assets ...................................................   $  1,396    $  1,780
--------------------------------------------------------------------------------------------------
Deferred Tax Liabilities:
Depreciation ..............................................................   $ (1,392)   $ (1,687)
Other .....................................................................         (4)        (93)
--------------------------------------------------------------------------------------------------
  Total deferred tax liabilities ..........................................     (1,396)     (1,780)
--------------------------------------------------------------------------------------------------
Net deferred taxes recorded ...............................................   $   --      $   --
                                                                              ====================

At December 30, 1995, the Company had a net deferred tax asset of $75.8 million (before valuation allowance) consisting primarily of the future tax benefits from net operating loss carryforwards and other tax credits. Realization of the net deferred tax asset and future reversals of the valuation allowance depend on the Company's ability to generate future taxable income during the respective carryforward periods.

Under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No. 109), the Company would be required to recognize all or a portion of its $75.8 million net deferred tax asset if it believed that it was more likely than not, given the weight of all available evidence, that all or a portion of the benefits of the carryforward losses and tax credits would be realized. Management believes that, based on a number of factors, the available objective evidence creates sufficient uncertainty regarding the realizability of the deferred tax assets such that a full valuation allowance has been recorded. Management considered positive factors, including positive earnings in 1995 and 1994, and negative factors, including the continued restructuring and downsizing actions taken by management (including employee terminations and the consolidation of the Company's European operations); operating losses incurred in eight of the prior ten years contributing to an accumulated deficit at December 30, 1995; the competitive nature of the industry in which the Company sells its products and services; and uncertainties relating to which tax jurisdictions that income will be generated. Management believes that, based on the available evidence, it is more likely than not that the Company will not realize any benefits from its net deferred tax asset, and it has therefore recorded a 100% reserve against the asset at December 30, 1995. Management will continue to assess the realizability of the deferred tax assets at each interim and annual balance sheet date based on actual and forecasted operating results. Based on this ongoing assessment, management believes that it is reasonably possible that a portion of the valuation allowance will be reversed in the near term.

It has been the practice of the Company to reinvest unremitted earnings of foreign subsidiaries in the business outside the United States. Accordingly, the Company does not provide for federal income taxes that would result from the remittance of such earnings.

At December 30, 1995, the Company had, for tax purposes, domestic unused net operating loss carryforwards of $155,131,000, which are available to offset future taxable income and will begin expiring in 2000. The Tax Reform Act of 1986 contains provisions that limit the net operating loss carryforwards available to be used in any given year upon the occurrence of certain events, including significant changes in ownership interests. For tax purposes, the Company has investment and research credit carryforwards, which begin expiring in 1996, of $9,700,000. At December 30, 1995, the European subsidiaries have a tax loss carryforward of $1,257,000. Net taxes paid (refunded) were $43,000 in 1995, $151,000 in 1994 and $(199,000) in 1993.

NOTE 11: RETIREMENT BENEFITS

PENSION PLAN: The Company maintains a noncontributory defined benefit pension plan covering substantially all domestic employees. The benefits are based on years of service, age and the average of the employee's highest five consecutive year's compensation during the last 10 years of his or her employment. The Company's funding policy contributed amounts to the Plan sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974, plus such additional amounts as the Company determined to be appropriate from time to time. On January 31, 1995, the Company ceased all benefit accruals under the Company's domestic noncontributory defined benefit pension plan as part of its redesigning of the Company's employee benefit plans. Participants of the Plan who met the vesting requirements earned benefits based on years of service and compensation through January 31, 1995. The change resulted in a curtailment gain of $1,946,000 in 1995.

GENRAD, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------

NOTE 11: RETIREMENT BENEFITS (CONTINUED)

Net pension cost included the following components (in thousands):
---------------------------------------------------------------------------------------
                                                          1995        1994        1993
---------------------------------------------------------------------------------------
Service cost (benefits earned during the period).....   $    66     $   819     $   723
Interest cost on projected benefit obligation........     2,781       2,714       2,615
Actual return on plan assets.........................    (2,565)         29      (3,841)
Net amortization and deferral........................      (368)     (3,098)        772
---------------------------------------------------------------------------------------
Net periodic pension (benefit) cost..................   $   (86)    $   464     $   269
                                                        ===============================

In addition, the Company recorded a curtailment gain of $778,000 in 1993.

The plan's funded status and amounts recognized in the Company's consolidated financial statements are as follows (in thousands):

-------------------------------------------------------------------------------------------------
                                                                              1995          1994
-------------------------------------------------------------------------------------------------

Actuarial present value of accumulated plan benefits, including
  vested benefits of $38,163 and $36,979................................   $(38,237)     $(37,051)
                                                                           ======================
Actuarial present value of projected benefit obligation for service
  rendered to date......................................................   $(38,237)     $(43,292)
Plan assets at fair value, primarily listed stock and U.S. bonds........     36,650        30,850
-------------------------------------------------------------------------------------------------
Projected benefit obligation in excess of plan assets...................     (1,587)      (12,442)
Unrecognized net asset at transition....................................     (3,692)       (4,102)
Unrecognized prior service cost.........................................        --            484
Unrecognized net actuarial (gain) loss..................................       (686)        8,063
-------------------------------------------------------------------------------------------------
Accrued U.S. pension cost...............................................   $ (5,965)     $ (7,997)
                                                                           ======================

The discount rate used in determining the actuarial present value of the projected benefit obligation was 7.5% at December 30, 1995 and December 31, 1994. There was no rate increase in future compensation levels to determine the actuarial present value of the projected benefit obligation at December 30, 1995 as the Company ceased all benefit accruals on January 31, 1995. The rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation was 5% at December 31, 1994. The expected long-term rate of return on plan assets was 8% in 1995, 8.5% in 1994 and 9% in 1993. No contributions were required from the Company for 1995 or 1994.

NON-U.S. PLANS: The Company has a defined benefit pension plan and two defined contribution plans outside the U.S. for three of its subsidiaries.

For the non-U.S. defined benefit pension plan, the net pension cost included the following components (in thousands):
---------------------------------------------------------------------------------------
                                                          1995        1994        1993
---------------------------------------------------------------------------------------
Service cost (benefits earned during the period) .....    $141        $124        $127
Interest cost on projected benefit obligation ........     257         214         211
Net amortization and deferral ........................     (20)        (53)        (56)
---------------------------------------------------------------------------------------
Net periodic pension cost ............................    $378        $285        $282
                                                          ============================

In addition, the Company recorded a curtailment gain of $516,000 in 1994 associated with workforce reductions.

GENRAD, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------

NOTE 11: RETIREMENT BENEFITS (CONTINUED)

The Plan's unfunded status and amounts recognized in the Company's financial statements are as follows (in thousands):
-------------------------------------------------------------------------------------------------
                                                                              1995          1994
-------------------------------------------------------------------------------------------------

Actuarial present value of accumulated plan benefits, including
  vested benefits of $2,665 and $2,579.................................    $(2,836)       $(2,522)
                                                                           ======================
Actuarial present value of projected benefit obligation for
  service rendered to date.............................................    $(3,206)       $(3,182)
Unrecognized net obligation at transition..............................        (66)          (100)
Unrecognized net actuarial loss (gain).................................       (221)          (507)
-------------------------------------------------------------------------------------------------
Accrued pension cost...................................................    $(3,493)       $(3,789)
                                                                           ======================

The discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 7.5% and 4%, respectively, at December 30, 1995 and December 31, 1994.

POSTRETIREMENT HEALTH CARE AND LIFE INSURANCE BENEFITS: Effective January 3, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards No. 106 (SFAS No. 106), "Employer's Accounting for Postretirement Benefits Other Than Pensions," for its postretirement benefit plan. The Company provides certain health care and life insurance benefits for retired U.S. employees. Employees become eligible for these benefits when they reach normal retirement age while working for the Company. Prior to the adoption of this Statement, the cost was recognized as claims were paid. The Company's postretirement benefit plans have been modified and include a limit on the cost of the Company's contribution for all retirees and increased contributions for future retirees. The Plan is not funded.

The following table sets forth the Plan's projected funded status (in thousands):
-------------------------------------------------------------------------------------------------
                                                                              1995          1994
-------------------------------------------------------------------------------------------------
The accumulated postretirement benefit obligation:
Retired employees......................................................    $ (8,794)     $ (9,702)
Active employees.......................................................      (1,544)       (1,854)
-------------------------------------------------------------------------------------------------
Total..................................................................     (10,338)      (11,556)
-------------------------------------------------------------------------------------------------

Unfunded accumulated benefit obligation................................     (10,338)      (11,556)
Unrecognized net loss (gain)...........................................       1,950        (1,038)
Unrecognized transition obligation.....................................       5,877        10,482
-------------------------------------------------------------------------------------------------
Accrued postretirement benefit cost....................................    $ (2,511)     $ (2,112)
                                                                           ======================

The Company is recognizing the actuarial present value of the accumulated postretirement benefit obligation at transition on the delayed recognition method over 20 years.

Net periodic postretirement benefit costs for fiscal 1995, 1994 and 1993 includes the following components:
---------------------------------------------------------------------------------------
                                                          1995        1994        1993
---------------------------------------------------------------------------------------
Service cost..........................................   $   95      $   96      $  104
Interest cost.........................................    1,028         863       1,065
Amortization of unrecognized net actuarial loss.......       24          --          --
Amortization of transition obligation.................      582         583         654
---------------------------------------------------------------------------------------
Net periodic postretirement benefit cost..............    1,729       1,542       1,823
Curtailment loss......................................       --          --       1,100
---------------------------------------------------------------------------------------
Net periodic postretirement benefit cost..............   $1,729      $1,542      $2,923
                                                         ==============================

GENRAD, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------

NOTE 11: RETIREMENT BENEFITS (CONTINUED)

Postretirement benefit cost in 1993 included a curtailment loss of $1,100,000 as a result of terminations related to the 1993 workforce reduction. For measurement purposes, a 7% annual rate of increase in the per capita cost of covered health care benefits was assumed for fiscal 1995 and a 12% annual rate in 1994. The Company's annual per capita cost commitment for retiree medical care is capped at 1995 levels. As a result, the health care cost trend rate assumption does not have a significant effect on the amounts reported. The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 7.5% and 8% at December 30, 1995 and December 31, 1994, respectively.

NOTE 12: LEASES

The Company leases certain manufacturing facilities, sales and service offices and equipment under operating leases. Total rental expense for these leases amounted to $4,690,000 in 1995, $4,449,000 in 1994 and $6,036,000 in 1993.

The future minimum commitments as of December 30, 1995 for noncancellable operating leases are as follows (in thousands):
--------------------------------------------------------------------------------
                                          Real Estate     Equipment       Total
--------------------------------------------------------------------------------
1996...............................         $ 4,658        $  536        $ 5,194
1997...............................           4,394           367          4,761
1998...............................           2,444           156          2,600
1999...............................           1,569            40          1,609
2000...............................             999          --              999
Thereafter.........................           7,627          --            7,627
--------------------------------------------------------------------------------
Gross commitment...................          21,691         1,099         22,790
Less sub-lease income..............          (4,518)         --           (4,518)
--------------------------------------------------------------------------------
Net commitment.....................         $17,173        $1,099        $18,272
                                            ====================================

At December 30, 1995, the Company accrued $8,336,000 for future lease commitments relating to idle facilities which are included above.

NOTE 13: CONTINGENCIES

On August 17, 1995, the Company resolved all legal issues, and settled litigation relative to patent infringement with a competitor. The Company had previously established reserves for legal fees and related costs with respect to the litigation. The settlement resulted in the elimination of previously established reserves and reduced selling, general and administrative expenses by $1.25 million.

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the results of operations or the financial position of the Company.

NOTE 14: SUBSEQUENT EVENTS

Effective January 16, 1996, the Company acquired Test Technology Associates, Inc. ("TTA"). The acquisition will be accounted for by the purchase method of accounting. The acquisition was funded through internally generated funds and short-term borrowings under the Company's revolving credit with a bank. TTA provides custom test programming, test fixture integration and other value-added services to manufacturers and users of electronic products. TTA, established in 1982, is located in Lewisville, Texas and Milpitas, California.

GENRAD, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------

NOTE 15: FINANCIAL INFORMATION
BY GEOGRAPHIC AREA

GenRad sells and services its products primarily through its own sales and service organizations consisting of sales offices and service centers located in the United States, the United Kingdom, Germany, France, Switzerland, Italy and Singapore. Sales or service elsewhere is provided through independent representatives to whom GenRad provides technical and administrative assistance.

GenRad's operations abroad consist of selling, marketing, distributing and servicing products, providing other types of customer support services such as software development and manufacturing of diagnostic systems. Transfer prices to foreign subsidiaries, combined with supplemental commission arrangements are intended to produce profit margins commensurate with the sales and service effort associated with the products sold.

The following chart summarizes sales by region:
(in thousands):
---------------------------------------------------------------------------------------
                                                         1995        1994        1993
---------------------------------------------------------------------------------------
Net sales
  North America....................................    $ 81,462    $ 74,265    $ 82,790
  Intercompany sales...............................      18,813      21,917      20,841
---------------------------------------------------------------------------------------
    Total North America                                $100,275    $ 96,182    $103,631
  Europe...........................................    $ 72,105    $ 69,650    $ 75,914
  Intercompany sales...............................       2,861       2,676       4,251
---------------------------------------------------------------------------------------
    Total Europe...................................    $ 74,966    $ 72,326    $ 80,165
  Eliminations.....................................     (21,674)    (24,593)    (25,092)
---------------------------------------------------------------------------------------
    Total                                              $153,567    $143,915    $158,704
                                                       ================================
Operating profit
  North America....................................    $ 19,882    $ 17,401    $(34,274)
  Europe...........................................       2,574       3,012       2,946
  Eliminations.....................................          56         548         757
  General corporate expenses.......................      (6,106)    (11,479)     (8,972)
---------------------------------------------------------------------------------------
    Total                                              $ 16,406    $  9,482    $(39,543)
                                                       ================================
Identifiable assets
  North America....................................    $ 50,509    $ 54,512    $ 44,098
  Europe...........................................      34,507      25,196      33,018
---------------------------------------------------------------------------------------
    Total                                              $ 85,016    $ 79,708    $ 77,116
                                                       ================================

North America revenues include export sales of $18,558,000 in 1995, $16,503,000 in 1994 and $12,699,000 in 1993.

Sales to the U.S. government and related agencies amounted to 7% of consolidated revenues in 1995, 5% in 1994 and 12% in 1993. Sales to a non-government customer amounted to 17% of consolidated revenues in 1995, 16% in 1994 and 16% in 1993. No other customer accounted for 10% or more of consolidated revenues.

GENRAD, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------
SUPPLEMENTARY INFORMATION
--------------------------------------------------------------------------------

QUARTERLY INFORMATION

(In thousands, except per share amounts) (unaudited)
-----------------------------------------------------------------------------------------------------------
                                                            First     Second    Third     Fourth     Year
-----------------------------------------------------------------------------------------------------------
Year ended December 30, 1995
Net sales and service revenues.........................    $35,839   $40,595   $36,785   $40,348   $153,567
Gross margin...........................................     17,578    18,743    17,561    19,220     73,102

Net income.............................................      4,198     2,794     2,176     3,242     12,410
Net income per common and common equivalent share:
  Primary..............................................        .21       .14       .10       .15        .60
  Fully diluted........................................        .21       .13       .10       .15        .58

Year ended December 31, 1994
Net sales and service revenues.........................    $33,985   $36,827   $36,612   $36,491   $143,915
Gross margin...........................................     15,768    17,408    17,593    16,127     66,896
Net income.............................................      1,011     2,006     1,056     1,346      5,419

Net income per common and common equivalent share:
  Primary..............................................        .05       .10       .05       .07        .28
  Fully diluted........................................        .05       .10       .05       .07        .27

COMMON STOCK

As of February 16, 1996 there were 3,787 stockholders of record holding 20,205,364 shares.

DIVIDENDS

It is the policy of the Company to retain earnings to support the growth and expansion of the Company's business. Although the Company has paid dividends in the past, there are no plans to resume paying dividends. Payment of dividends is restricted by financing agreements to which the Company is a party.

STOCK PRICE INFORMATION
-------------------------------------------------------------------
                                        1995              1994
-------------------------------------------------------------------
                                   High      Low     High      Low
-------------------------------------------------------------------
1st Quarter..........              6 1/8    4 5/8    7 1/8    5 1/2
2nd Quarter..........              8 3/8    4 7/8    6 3/8    5
3rd Quarter..........             10 1/8    7 1/8    5 5/8    4 1/2
4th Quarter..........              9 7/8    7 1/8    6        4 1/8

This Annual Report contains forward-looking statements which involve risks and uncertainties. The Company's actual results may differ significantly from results discussed in the forward-looking statements due to a number of important factors, including, but not limited to, those discussed in Part II, Item 7 in this Form 10-K.

GENRAD, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------
CORPORATE DATA
--------------------------------------------------------------------------------


DIRECTORS

William S. Antle III (1)
President and Chief Executive Officer
Oak Industries, Inc.

Russell A. Gullotti (1)
Chairman, President and Chief Executive Officer
National Computer Systems, Inc.

Lowell B. Hawkinson (3,4)
Chairman and Chief Executive Officer
Gensym Corporation

James F. Lyons
President and Chief Executive Officer
GenRad, Inc.

Edwin M. Martin, Jr. (1,2)
Partner
Piper & Marbury

Richard G. Rogers (2,4)
President
Tokyo Electron America

William G. Scheerer (3,4)
Infrastructure Operations
Vice President
Lucent Technologies

Adriana Stadecker (2,3)
Managing Partner
Epic International

Ed Zschau
Senior Lecturer of Business Administration
Harvard University

(1) Member of the Audit Committee
(2) Member of the Compensation Committee
(3) Member of the Corporate Governance Committee
(4) Member of the Technology and Quality Committee

--------------------------------------------------------------------------------
CORPORATE OFFICERS

James F. Lyons
President and Chief Executive Officer

Daniel F. Harrington
Vice President, Chief Financial Officer and Secretary

Sarah H. Lucas
Vice President Operations--Strategic Businesses and Chief Strategic Officer

Walter A. Shephard
Treasurer


APPOINTED OFFICERS

Thomas E. Barrett
Director of Operations

Philip R. Charlton
Vice President, European Finance

Paul Geere
Managing Director, ADS

Kenneth Harris
Vice President and Director of European Operations

Michael Schraeder
Vice President of Sales and Service
North and South America

William S. Schymik
Vice President, GR Technologies

Philip Service
Vice President of Engineering, ADS

Louis P. Zollo
Vice President and Chief Information Officer

GENRAD, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------
INVESTORS' REFERENCE GUIDE
--------------------------------------------------------------------------------


COMMON STOCK

The Company's Common Stock is listed and traded on the New York Stock Exchange (trading symbol "GEN").

INVESTOR RELATIONS

Inquiries from stockholders and the financial community are welcome by telephone, fax or letter and should be directed to:

Donna L. LaVoie
Director, Corporate Relations
GenRad, Inc.
300 Baker Avenue
Concord, MA 01742-2174
TEL (508) 287-7222
FAX (508) 287-2002
Internet: corporate@genrad.com
GenRad Home Page: http://www.genrad.com

FORM 1O-K AND OTHER DOCUMENTS

The GenRad, Inc. Annual Report on Form 10-K for the fiscal year ended December 30, 1995, filed with the Securities and Exchange Commission, is included in the 1995 Annual Report. The Company's Annual Report, filings with the Securities and Exchange Commission, interim reports and additional information about the Company, its products, and the market it serves, can be obtained by request from the Corporate Relations office (above).

By using GenRad, Inc.'s Investor Relations FAX-ON-DEMAND Service, you can receive GenRad's most current stockholders information. Please call 1-800-469-1261.

TRANSFER AGENT AND REGISTRAR
FOR COMMON STOCK

Bank of Boston is the Company's stock transfer agent and registrar and maintains the stockholder accounting records. The agent will respond to questions regarding change of ownership, lost stock certificates and consolidation of accounts. Please direct questions of this nature to Bank of Boston's Consumer Service Department at (617) 575-3120.

A change of address should be reported promptly by sending a signed and dated letter to Bank of Boston. Stockholders should state the name in which the stock is registered, account number, social security number, and the new address. Please mail correspondence to:

Bank of Boston
c/o Boston EquiServe
Transfer Processing
Mail Stop: 45-01-05
P.O. Box 644
Boston, MA 02102-0644

ANNUAL MEETING

The Annual Meeting of Stockholders will be held in Boston on Thursday, May 9, 1996, 11:00 a.m. at the Bank of Boston's auditorium, Street Floor, 100 Federal Street, Boston. All stockholders are cordially invited to attend.




GenRad, Inc. is an Equal Opportunity Employer. All employment related action(s) are taken without regard to race, color, sex, national origin, sexual orientation, religion, physical/mental disability, or veteran status. Additionally, the Company is committed to maintaining an atmosphere free of discrimination and one which fosters an environment that enables all employees to work to their potential.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information set forth under "Executive Officers of GenRad, Inc." in
Part I, Item 1 of this report and in Item 1 of the 1996 Proxy Statement, is hereby incorporated by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information set forth under "Compensation of Executives and Directors" in the 1996 Proxy Statement, is hereby incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information set forth under "Certain Shareholders" and "Election of Directors" in the 1996 Proxy Statement, is hereby incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

 (a)(1) The following Consolidated Financial Statements of GenRad, Inc. and Subsidiaries are included in Part II Item 8 in this Form 10-K:

        A. Consolidated Statement of Operations.

        B. Consolidated Balance Sheet.

        C. Consolidated Statement of Stockholders' Equity (Deficit).

        D. Consolidated Statement of Cash Flows.

        E. Notes to Consolidated Financial Statements.

 (a)(2) The following Schedules to the Consolidated Financial Statements of GenRad, Inc. and Subsidiaries are filed as part of this report:

        A. Report of Independent Accountants - Price Waterhouse LLP

        B. Report of Independent Accountants - Arthur Andersen LLP

        C. Schedule II - Valuation and Qualifying Accounts

     All other schedules not listed above are inapplicable or are not required under Securities and Exchange Commission regulations and therefore have been omitted.

 (a)(3) The following Exhibits are filed as part of this report:

        11    -  Computation of Per Share Earnings, attached.

        21    -  List of Subsidiaries, attached.

        23.1  -  Consent of Price Waterhouse LLP, attached.

        23.2  -  Consent of Arthur Andersen LLP, attached

        27    -  Financial Data Schedule, attached.


 (b)  None

 (c)  See Item 14(a)(3) above.

 (d)  See Item 14(a)(1) and (2) above.

                                   SIGNATURES


     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED DULY AUTHORIZED.

                                        GenRad, Inc.
                                        (REGISTRANT)

                                        By: /s/   JAMES F. LYONS
                                           ------------------------
                                                James F. Lyons
                                              President and Chief
                                               Executive Officer

                                        Date:  March 26, 1996

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.


          SIGNATURE                                         TITLE                           DATE
          ---------                                         -----                           ----
(1)  Principal executive officer:


 /s/    JAMES F. LYONS                        President and Chief Executive Officer     March 26, 1996
----------------------------
        James F. Lyons


(2)  Principal financial officer:


 /s/    DANIEL F. HARRINGTON                  Vice President, Chief Financial           March 26, 1996
----------------------------                  Officer and Secretary
        Daniel F. Harrington


(3)  Principal accounting officer:


/s/     DANIEL F. HARRINGTON                  Vice President, Chief Financial           March 26, 1996
----------------------------                  Officer and Secretary
        Daniel F. Harrington


(4)  A majority of the Board of Directors:


/s/     WILLIAM S. ANTLE III                  Director                                  March 26, 1996
----------------------------
        William S. Antle III

/s/     RUSSELL A. GULLOTTI                   Director                                  March 26, 1996
----------------------------
        Russell A. Gullotti

/s/     LOWELL B. HAWKINSON                   Director                                  March 26, 1996
----------------------------
        Lowell B. Hawkinson

/s/     JAMES F. LYONS                        Director                                  March 26, 1996
----------------------------
        James F. Lyons

/s/     EDWIN M. MARTIN, JR.                  Director                                  March 26, 1996
----------------------------
        Edwin M. Martin, Jr.

/s/     RICHARD G. ROGERS                     Director                                  March 26, 1996
----------------------------
        Richard G. Rogers

/s/     WILLIAM G. SCHEERER                   Director                                  March 26, 1996
----------------------------
        William G. Scheerer

/s/     ADRIANA STADECKER                     Director                                  March 26, 1996
----------------------------
        Adriana Stadecker

/s/     ED ZSCHAU                             Director                                  March 26, 1996
----------------------------
        Ed Zschau


                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE



To the Board of Directors and Stockholders
GenRad, Inc.

Our audit of the consolidated financial statements referred to in our report dated February 5, 1996 appearing in this Form 10-K also included an audit of the Financial Statement Schedule, for the year ended December 30, 1995, listed in
Item 14(a) of the Form 10-K. In our opinion this Financial Statement Schedule, for the year ended December 30, 1995, presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



                                    /S/  PRICE WATERHOUSE LLP
                                    -------------------------
                                         PRICE WATERHOUSE LLP



Boston, Massachusetts
February 5, 1996

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE



Stockholders and Board of Directors
of GenRad, Inc.

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements as of December 31, 1994 and January 1, 1994 and for the years then ended, included in GenRad, Inc.'s annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 8, 1995 (except for Note 14 for which the date is March 2, 1995). Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the accompanying index is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




                                            /S/  ARTHUR ANDERSEN LLP
                                            ------------------------
                                                 ARTHUR ANDERSEN LLP

Boston, Massachusetts
February 8, 1995

                         GENRAD, INC. AND SUBSIDIARIES
                   SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (In Thousands)


========================================================================================================
                   Col. A                               Col. B       Col. C       Col. D        Col. E
--------------------------------------------------------------------------------------------------------
                                                                    Additions
                                                     Balance at    Charged to                   Balance
                                                      Beginning     Costs and                   at End
                 Description                          of Period      Expenses    Deductions    of Period
========================================================================================================
Year ended December 30, 1995
  Deducted from asset accounts:
     Allowance for doubtful accounts                    $ 1,316       $  ---         $  515      $   801
     Inventory reserve                                  $12,659       $ 1,387        $3,808      $10,238
     Deferred tax asset valuation allowance             $79,451       $  ---         $3,649      $75,802

Year ended December 31, 1994
  Deducted from asset accounts:
    Allowance for doubtful accounts                     $ 1,462       $   516        $  662      $ 1,316
    Inventory reserve                                   $11,332       $ 2,728        $1,401      $12,659
    Deferred tax asset valuation allowance              $80,402       $  ---         $  951      $79,451

Year ended January 1, 1994
  Deducted from asset accounts:
    Allowance for doubtful accounts                     $ 1,251       $   368        $  157      $ 1,462
    Inventory reserve                                   $ 8,664       $ 5,044        $2,376      $11,332
    Deferred tax asset valuation allowance              $68,692       $11,710        $ ---       $80,402
