Form 10-K/A
period 1995-12-30
GENRAD INC
filed 1996-04-03
CIK 40972

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                ----------------

                                   FORM 10-K/A

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

================================================================================

ITEM 6.  SELECTED FINANCIAL DATA

GENRAD, INC. AND SUBSIDIARIES


- --------------------------------------------------------------------------------------------------------------------------
SELECTED FINANCIAL DATA FIVE YEAR SUMMARY
- --------------------------------------------------------------------------------------------------------------------------

(Dollar amounts in thousands, except per share amounts)
- --------------------------------------------------------------------------------------------------------------------------
                                                                 1995         1994         1993         1992         1991
- --------------------------------------------------------------------------------------------------------------------------

OPERATIONS:
Net sales and service revenues ..........................   $ 153,567    $ 143,915    $ 158,704    $ 142,609    $ 156,391
Gross margin ............................................      73,102       66,896       66,653       63,696       69,252
Net income (loss) .......................................      12,410        5,419      (43,797)      (7,406)     (39,081)

Net income (loss) per common and common equivalent share:
Primary .................................................         .60          .28        (2.42)        (.42)       (2.22)
Fully diluted ...........................................         .58          .27        (2.42)        (.42)       (2.22)
BALANCE SHEET:
Current ratio ...........................................         1.7          1.3          1.2          1.8          1.7
Inventories .............................................      15,601       15,882       13,305       15,519       19,213
Total assets ............................................      85,016       79,708       77,116      100,151      117,024
Long-term debt ..........................................      48,983       48,917       48,851       48,785       48,719
Stockholders' equity (deficit) ..........................     (23,757)     (38,231)     (45,287)      (5,280)       3,547

OTHER DATA:
Number of employees* ....................................       1,095        1,096        1,184        1,363        1,370
Average weighted shares outstanding
  Primary ...............................................      20,792       19,694       18,132       17,798       17,642
  Fully diluted .........................................      21,359       19,884       18,132       17,798       17,642

*Includes contract employees


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
- ---------------------

The following table sets forth, for the periods indicated, the percentage of net revenues represented by certain items in the Company's Consolidated Statement of Operations.

- --------------------------------------------------------------------------------
                                                  1995      1994      1993
- --------------------------------------------------------------------------------
Net sales and service revenues .............     100.0%    100.0%    100.0%
Cost of products and services sold .........      52.4      53.5      58.0
                                                 -----     -----     -----
Gross margin ...............................      47.6      46.5      42.0

Selling, general and administrative expenses      28.0      30.4      34.0
Research and development ...................       9.6       9.5       9.7
Restructuring charges (credits) ............      (0.7)       --      23.2
                                                 -----     -----     -----
Operating income (loss) ....................      10.7       6.6     (24.9)
Other income (expense) .....................      (2.3)     (2.0)     (2.7)
Income tax benefit (provision) .............      (0.3)     (0.8)      --
                                                 -----     -----     -----
Net income (loss) ..........................       8.1%      3.8%    (27.6)%
                                                 =====     =====     =====

OPERATING RESULTS - 1995 VS. 1994
- ---------------------------------

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

OPERATING RESULTS - 1994 vs. 1993
- ---------------------------------

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

LIQUIDITY AND SOURCES OF CAPITAL
- --------------------------------

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


The Company is party to long-term leases related to vacated domestic and European facilities provided for in the Company's 1993 and prior restructurings. Cash of $4.8 million was used to fund these arrangements for the twelve months ended December 30, 1995. At December 30, 1995, reserves for excess facilities relating to these long-term leases totaled $8.3 million. The Company projects that cash of $2.5 million will be spent in 1996 to fund these arrangements. During the twelve months ended December 30, 1995, cash of approximately $4.0 million was used to fund severance, litigation and legal costs and other miscellaneous charges.


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

FACTORS THAT MAY AFFECT FUTURE RESULTS
- --------------------------------------

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

                                   SIGNATURES


     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS AMENDMENT TO ITS ANNUAL REPORT ON FORM 10-K TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED DULY AUTHORIZED.

                                        GenRad, Inc.
                                        (REGISTRANT)

                                        By: /s/ DANIEL F. HARRINGTON
                                            -----------------------------
                                                Daniel F. Harrington
                                                Vice President,
                                                Chief Financial Officer,
                                                and Secretary

                                        Date:  April 3, 1996