Form 10-Q
period 1996-03-30
GENRAD INC
filed 1996-05-07
CIK 40972

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 30, 1996

                           COMMISSION FILE NO. 1-8045

                               -------------------


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

     20,626,069 SHARES OF COMMON STOCK, $1 PAR VALUE, OUTSTANDING APRIL 26,
1996.

================================================================================

                          GENRAD, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS


                                                                           PAGE
                                                                           ----
PART I.   FINANCIAL INFORMATION:

          Consolidated Balance Sheet ...................................   1 - 2
          Consolidated Statement of Operations .........................       3
          Consolidated Statement of Cash Flows .........................   4 - 5
          Notes to Consolidated Financial Statements ...................       6
          Management's Discussion and Analysis of
            Financial Condition and Results of Operation ...............  7 - 10

PART II.  OTHER INFORMATION:

Item 6.   Exhibits and Reports on Form 8-K .............................      11

          Signatures ...................................................      12

                          PART I. FINANCIAL INFORMATION


                          GENRAD, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                 (In thousands)

                                                    MARCH 30,       December 30,
                                                      1996             1995
                                                    ---------       ------------
ASSETS                                             (UNAUDITED)
Current Assets:
     Cash and equivalents                           $ 9,331           $ 8,984
     Accounts receivable, net                        41,203            39,475
     Inventories:
          Raw materials                               9,927             9,399
          Work in process                             4,155             1,681
          Finished goods                              4,219             4,521
                                                    -------           -------
                                                     18,301            15,601
                                                    -------           -------

     Other current assets                             4,835             3,332
                                                    -------           -------
          Total current assets                       73,670            67,392
                                                    -------           -------

Property, plant and equipment:
     Land                                               541               541
     Buildings                                       24,461            25,098
     Machinery and equipment                         59,136            57,248
     Service parts                                   14,839            14,568
                                                    -------           -------
                                                     98,977            97,455
     Less:  Accumulated depreciation                 81,997            82,317
                                                    -------           -------
                                                     16,980            15,138

Deferred tax asset                                    2,480                 -
Goodwill                                              4,433                 -
Other assets                                          1,693             2,486
                                                    =======           =======
                                                    $99,256           $85,016
                                                    =======           =======






                   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                   OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                          GENRAD, INC. AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEET (CONTINUED)
                                 (In thousands)

                                                          MARCH 30,      December 30,
                                                            1996             1995
                                                          ---------      ------------
                                                         (UNAUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
     Trade accounts payable                               $   7,581        $   7,497
     Accrued liabilities                                     24,864           20,725
     Accrued compensation and
       employee benefits                                      8,123            9,668
     Income taxes payable                                     1,053              735
     Current portion long-term debt                             500                -
                                                          ---------        ---------
        Total current liabilities                            42,121           38,625
                                                          ---------        ---------

Long-term Liabilities:
     Long-term debt                                          50,703           48,983
     Accrued pensions and benefits                           11,500           11,969
     Future lease costs of unused facilities                  6,280            6,620
     Other long-term liabilities                              3,091            2,576
                                                          ---------        ---------
        Total long-term liabilities                          71,574           70,148
                                                          ---------        ---------

Stockholders' Equity (deficit):
     Common stock, $1 par value, 60,000,000
       shares authorized; 20,550,000
       and 20,105,000 issued and outstanding in
       1996 and 1995, respectively                           20,550           20,105
     Additional paid-in capital                             109,334          107,568
     Accumulated deficit                                   (141,730)        (148,663)
     Cumulative translation adjustment                       (2,593)          (2,767)
                                                          ---------        ---------
        Total stockholders' equity (deficit)                (14,439)         (23,757)
                                                          ---------        ---------
                                                          $  99,256        $  85,016
                                                          =========        =========







                   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                   OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                         GENRAD, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                              THREE MONTHS ENDED
                                                     --------------------------------
                                                        MARCH 30,            April 1,
                                                          1996                1995
                                                     ------------         -----------
Revenues:
     Sales of products                               $     33,979         $    27,630
     Sales of services                                      8,201               8,209
                                                     ------------         -----------
                                                           42,180              35,839
                                                     ------------         -----------
Cost and expenses:
     Cost of products sold                                 16,588              14,077
     Cost of services sold                                  3,895               4,184
                                                     ------------         -----------
                                                           20,483              18,261
                                                     ------------         -----------

Gross margin                                               21,697              17,578

Operating expenses:
     Selling, general and administrative                   11,691              11,441
     Research and development                               4,090               3,417
     Pension curtailment gain and
        restructuring credit                                    -              (2,900)
                                                     ------------         -----------
                                                           15,781              11,958
                                                     ------------         -----------

Operating income                                            5,916               5,620

Other income (expense):
    Interest, net                                            (998)               (930)
    Other, net                                                 37                  71
                                                     ------------         -----------
                                                             (961)               (859)
                                                     ------------         -----------

Income before income taxes                                  4,955               4,761
Income tax (benefit) provision                             (1,978)                563
                                                     ------------         -----------
NET INCOME                                           $      6,933         $     4,198
                                                     ============         ===========

EARNINGS  PER COMMON AND COMMON
EQUIVALENT SHARES:
    Primary                                          $       0.32         $      0.21
                                                     ============         ===========
    Fully diluted                                    $       0.31         $      0.21
                                                     ============         ===========

SHARES USED IN COMPUTING EARNINGS PER
COMMON AND COMMON EQUIVALENT SHARES:
    Primary                                            21,774,000          19,942,000
                                                     ============         ===========
    Fully diluted                                      25,444,000          19,959,000
                                                     ============         ===========

                   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                   OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                         GENRAD, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                 THREE MONTHS ENDED
                                                                              ------------------------
                                                                              MARCH 30,       April 1,
                                                                                1996            1995
                                                                              ---------       --------
OPERATING ACTIVITIES:
  Net income                                                                   $ 6,933        $ 4,198
  Adjustments to reconcile net income
    to net cash provided (used) by operating activities:
      Depreciation and amortization                                              1,674          1,295
      Reserve for future lease costs of unused facilities                         (489)        (2,387)
    Increase (decrease) resulting from changes in operating assets and liabilities:
       Accounts receivable                                                        (941)        (4,990)
       Inventories                                                              (3,253)          (186)
       Trade accounts payable                                                     (162)          (928)
       Income taxes                                                                315            693
       Accrued liabilities and customer prepayments                              4,361         (1,690)
       Accrued compensation and employee benefits                               (1,944)        (2,189)
       Deferred tax asset                                                       (2,480)             -
       Prepaid expense                                                          (1,418)           217
       Other, net                                                                  154            799
                                                                               -------        -------
         Net cash (used in) provided by operating activities                     2,750         (5,168)
                                                                               -------        -------

INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                                    (1,516)        (1,373)
  Purchase of Test Technology Associates, Inc.                                  (3,696)             -
  Proceeds from sale of property, plant and equipment                              276              -
  Proceeds from sale of assets held for sale                                         -          3,157
                                                                               -------        -------
         Net cash (used in) provided by investing activities                    (4,936)         1,784
                                                                               -------        -------

FINANCING ACTIVITIES:
  Net change in notes payable                                                        -            650
  Proceeds from employee stock plan                                              2,211            614
                                                                               -------        -------
         Net cash provided by financing activities                               2,211          1,264
                                                                               -------        -------

EFFECTS OF EXCHANGE RATES ON CASH                                                  322           (166)
                                                                               -------        -------
INCREASE (DECREASE) IN CASH EQUIVALENTS                                            347         (2,286)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                                      8,984          7,613
                                                                               -------        -------
CASH AND EQUIVALENTS AT END OF PERIOD                                          $ 9,331        $ 5,327
                                                                               =======        =======




                   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                   OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                          GENRAD, INC. AND SUBSIDIARIES

- ------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITY:

In conjunction with the purchase of Test Technology Associates, Inc. in the first quarter of 1996, the Company has a minimum future obligation of $2.0 million which has been classified as current and long-term debt.


































                   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                   OF THESE CONSOLIDATED FINANCIAL STATEMENTS

                          GENRAD, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:    ACCOUNTING COMMENTS

Reference is made to the registrant's 1995 Annual Report and Form 10-K which contains, at pages 7 through 34, financial statements and the notes thereto, including a summary of significant accounting policies.

With respect to the financial information for the interim periods included in this report, which is unaudited, the management of the Company believes that all adjustments necessary for a fair presentation of the results for such interim periods have been included. All adjustments are of a normal and recurring nature.

Certain reclassifications have been made to the three months ended April 1, 1995 Consolidated Statement of Operations. Within operating expenses, the pension curtailment gain of $1.9 million was reclassified from Selling, general and administrative to Pension curtailment gain and restructuring credit.

The results of any interim period are not necessarily indicative of the results for the entire year.

NOTE 2:    ACQUISITION OF TEST TECHNOLOGY ASSOCIATES, INC.

On January 16, 1996, the Company acquired Test Technology Associates, Inc. ("TTA"). Pro forma results of operations have not been presented because the effects of the acquisition were not significant. TTA provides custom test programming, test fixture integration and other value-added services to manufacturers and users of electronic products. TTA, established in 1982, is located in Lewisville, Texas and Milpitas, California. In May 1996, TTA is opening an office in Westford, Massachusetts.

The acquisition was accounted for by the purchase method of accounting and was funded through internally generated funds and short-term borrowings under the Company's revolving line of credit with a bank. The excess purchase price over the net assets acquired is being amortized on a straight-line basis over the lesser of its useful life or 10 years.

                          GENRAD, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATING RESULTS
- -----------------

Orders for the Company's products and services increased to $46.8 million in the first quarter of 1996 from $38.3 million in the comparable period in 1995. The orders growth was experienced across all markets and geographies, with the most significant contributors coming from contract manufacturing, computer manufacturers, diagnostic customers and major transportation companies.

Backlog at the end of the first quarter in 1996 was $31.8 million compared to $26.3 million at year-end 1995 and $34.1 million at the end of the 1995 first quarter. The 1995 first quarter backlog included $6.1 million related to U.S. Marine Corps which the related revenue was recognized in fiscal 1995. A substantial portion of the 1996 first quarter backlog is scheduled for shipment prior to the end of 1996.

Net product and service revenues in the 1996 and 1995 first quarters were $42.2 million and $35.8 million, respectively. The increase between quarters stems primarily from increased sales in Board Test, GENEVA and Advanced Diagnostic Solutions (ADS); a new product release; and incremental revenues associated with the acquisition of TTA. Revenues from international markets accounted for 63% of revenues in the 1996 first quarter as compared to 53% in the comparable 1995 period. The increase in export sales is attributable to the relative increase in foreign ADS revenues vis-a-vis the decrease in domestic U.S. Marine Corps revenues. Product and service revenues from international markets are subject to the risks of currency fluctuations.

Gross margin as a percent of revenues increased to 51.4% in the first quarter of 1996 as compared to 49.0% for the comparable period in 1995. Although margins continue to be impacted by competitive pricing pressures, the Company's manufacturing costs have decreased due to increased throughput and engineered cost reductions.

Selling, general and administrative expenses were $11.7 million in the first quarter of 1996 as compared to $11.4 million in the comparable 1995 period. Expenses increased due to the acquisition of TTA in the first quarter of 1996.

Research and development expenses increased in the first quarter of 1996 to $4.1 million as compared to $3.4 million in the comparable period of 1995. As a percentage of net product and service revenues, research and development expenses increased slightly to 9.7% in the first quarter of 1996 versus 9.5% in the comparable period in 1995. The Company continues to invest in new product development and enhancements to existing products.

On January 31, 1995, the Company ceased all benefit accruals under the Company's domestic noncontributory defined benefit pension plan as a part of redesigning of the Company's domestic employee plans. This change resulted in the Company recognizing a curtailment gain of $1.9 million in the first quarter of 1995.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION

OPERATING RESULTS (CONTINUED)
- -----------------------------

As part of a 1993 restructuring, the Company established a reserve for discontinued product lines. As a result of the sale of Structural Test Products
(STP) Division in March 1995, $1.0 million of the reserve was reversed in the first quarter of fiscal 1995.

Interest expense, net remained virtually unchanged for the first quarter of 1996 as compared to the comparable period in 1995.

The income tax provision of $.5 million in the first quarter of 1996 represents foreign and state income taxes. Income taxes decreased in the first quarter of 1996 as compared to the comparable period in 1995 due to a decreased level of estimated foreign taxable income.

Due to management's improved expectations of future income and the expected utilization of the Company's domestic net operating loss carryforwards, net income for the first quarter of 1996 includes the benefit of a reduction in the valuation allowance for deferred tax assets of $2.5 million. At March 30, 1996, the Company had a gross deferred tax asset of approximately $77.2 million with a valuation allowance of approximately $73.3 million. Management will continue to assess the realizability of the deferred tax asset based on actual and forecasted operating results.

As a result of the above, the Company reported net income of $6,933,000 for the first quarter of 1996 as compared to $4,198,000 for the comparable period in 1995.

LIQUIDITY AND SOURCES OF CAPITAL
- --------------------------------

Cash and equivalents increased $347,000 for the three months ended March 30, 1996 as compared to a decrease in cash of $2.3 million for the comparable period in the first quarter of 1995.

In the first quarter of 1996, net income provided $6.9 million which included a $2.5 million non-cash benefit resulting from the deferred tax asset that was recorded in the first quarter of 1996.

Working capital changes for the three months ended March 30, 1996 used cash of $3.3 million. Inventory and accounts receivable increases were offset by increases in accrued liabilities. However, the payment of 1995 incentive

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND SOURCES OF CAPITAL (CONTINUED)
- --------------------------------------------

compensation reduced cash by $1.9 million while increases in prepaid expenses for annual maintenance agreements and property taxes used cash of $1.4 million.


The 1996 first quarter capital expenditures of $1.5 million were offset by depreciation expense of $1.7 million and were principally for equipment used in research and development and manufacturing. Capital expenditure commitments were not significant at March 30, 1996.

The acquisition of TTA used $3.6 million in cash while the proceeds from stock option exercises generated $2.2 million of cash in the first quarter of 1996.

The Company's primary source of liquidity is internally generated funds. The Company also has existing available secured lines of credit up to $14.2 million, against which there were no borrowings outstanding on March 30, 1996. The U.S. credit facility was entered into in June 1992 and expires on December 31, 1996. The total U.S. available credit line is $12.0 million and is secured by all of the Company's domestic assets. The total U.K. available credit line of $2.2 million is payable on demand and is secured by all of the Company's U.K. assets. Management is in the process of securing new lines of credit and anticipates that the necessary financing will be in place by the end of fiscal 1996. Borrowings under the credit facilities are subject to compliance with specified financial and operating covenants.

The terms of the Company's 7 1/4% Convertible Subordinated Debentures require the Company to make annual sinking fund payments of $2.875 million commencing in May 1996. As a result of the Company having repurchased $7.5 million of the Debentures during 1990, the Company intends to use the previous repurchase in lieu of sinking fund payments and defer the initiation of such payments until 1998.

In 1996, the Company anticipates it will fund its working capital and capital expenditure requirements, make interest payments on its convertible debentures and other borrowings and meet its other cash obligations from internally generated funds and available credit facilities. If there is a significant reduction in internally generated funds or available credit facilities, the Company may require significant funds from outside financing sources. In such an event, there can be no assurance that the Company would be able to obtain such funding as and when required, or on acceptable terms.

The Company buys and sells foreign currencies using forward contracts intended to hedge payables and receivables denominated in foreign currencies. The Company primarily trades in U.S. dollars and European currencies. At March 30, 1996, the Company had forward exchange contracts to sell approximately $12.3 million of foreign currencies.

Inflation during the periods presented did not have a significant effect on the operations of the Company. The Company attempts to mitigate inflationary cost increases by continuously improving manufacturing methods and technologies.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


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

The market for the Company's products is characterized by rapid technological change, evolving industry standards, changes in customers needs, and frequent new product introductions and is therefore highly dependent on timely product innovation. Competition in the markets in which the Company operates is intense. The introduction by the Company or its competitors of products embodying new technology or the emergence of new industry standards or practices could render the Company's existing products obsolete or otherwise unmarketable. The Company's ability to develop and market products and services that successfully meet changing market needs will impact future results. A portion of future revenues will come from new products and services. The Company cannot determine the ultimate effect that new products and services will have on revenues, earnings and stock price.

The Company is dependent upon a number of suppliers for several key components of its products. The loss of certain of the Company's suppliers or substantial price increases imposed by suppliers could have a material adverse effect on the Company.

The Company is exposed to risks inherent in international trade and operations as a result of its international sales and the operation of its manufacturing facility in Manchester, England. Such trade and operations expose the Company to continuing risks such as unpredictable and potentially inconsistent regulatory requirements, political and economic changes, tariffs or other trade restrictions, transportation delays, foreign currency fluctuations and labor disruptions.

The Company may be subject to patent or product liability claims in the future. A successful claim brought against the Company in excess of available insurance coverage or any claim that results in significant adverse publicity may have a material adverse effect on the Company's competitive position, financial condition, results of operations or liquidity. In the opinion of management, the amount of ultimate liability with respect to any pending legal proceedings will not materially affect the results of operations or the financial position of the Company.

                           PART II. OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  11. Statement re: Computation of Earnings Per Share.

          (b) There were no reports on Form 8-K filed during the Quarter ended March 30, 1996.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                GENRAD, INC.


                                BY: /s/ DANIEL F. HARRINGTON
                                    ------------------------
                                        DANIEL F. HARRINGTON
                                        VICE PRESIDENT,
                                        CHIEF FINANCIAL OFFICER AND SECRETARY




Date:  May 7, 1996