Form 10-Q
period 1996-06-29
GENRAD INC
filed 1996-08-13
CIK 40972

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED JUNE 29, 1996

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

       22,047,347 SHARES OF COMMON STOCK, $1 PAR VALUE, OUTSTANDING AUGUST 2, 1996.

================================================================================

                          GENRAD, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
PART I.  FINANCIAL INFORMATION:

         Consolidated Balance Sheet........................................1 - 2

         Consolidated Statement of Operations..................................3

         Consolidated Statement of Cash Flows..............................4 - 5

         Notes to Consolidated Financial Statements........................6 - 7

         Management's Discussion and Analysis of
            Financial Condition and Results of Operation..................8 - 11

PART II. OTHER INFORMATION:

       Item 4.  Submission of Matters to a Vote of Security Holders...........12

       Item 6.  Exhibits and Reports on Form 8-K..............................13

                Signatures....................................................14

                         PART I. FINANCIAL INFORMATION


                         GENRAD, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheet
                                 (In thousands)

                                                   June 29,       December 30,
                                                      1996               1995
                                                ----------        -----------
Assets                                          (Unaudited)
Current Assets:
     Cash and equivalents                         $  4,321            $ 9,064
     Accounts receivable, net                       49,391             41,284
     Inventories:
          Raw materials                             11,167              9,399
          Work in process                            4,585              1,681
          Finished goods                             3,860              4,521
                                                  --------            -------
                                                    19,612             15,601
                                                  --------            -------
     Other current assets                            5,027              3,376
                                                  --------            -------
          Total current assets                      78,351             69,325
                                                  --------            -------
Property, Plant and Equipment:
     Land                                              541                541
     Buildings                                      24,667             25,098
     Machinery and equipment                        61,111             57,661
     Service parts                                  15,041             14,568
                                                  --------            -------
                                                   101,360             97,868
     Less:  Accumulated depreciation                82,931             82,658
                                                  --------            -------
                                                    18,429             15,210

Deferred tax asset                                   2,480                -
Goodwill                                             4,403                -
Other assets                                         1,995              2,871
                                                  --------            -------
                                                  $105,658            $87,406
                                                  ========            =======





                  The accompanying notes are an integral part of these Consolidated Financial Statements.

                         GENRAD, INC. AND SUBSIDIARIES
                     Consolidated Balance Sheet (continued)
                                 (In thousands)


                                                       June 29,     December 30,
                                                          1996             1995
                                                    ----------      -----------
                                                    (Unaudited)
Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
     Revolving lines of credit                       $   4,012        $     729
     Trade accounts payable                              6,362            7,743
     Accrued liabilities                                21,216           21,352
     Accrued compensation and
       employee benefits                                 7,064            9,816
     Income taxes payable                                1,603              742
     Current portion long-term debt                        607               24
                                                     ---------        ---------
        Total current liabilities                       40,864           40,406
                                                     ---------        ---------
Long-term Liabilities:
     Long-term debt                                     50,759           49,073
     Accrued pensions and benefits                      11,312           11,969
     Future lease costs of unused facilities             6,144            6,620
     Other long-term liabilities                         3,091            2,576
                                                     ---------        ---------
        Total long-term liabilities                     71,306           70,238
                                                     ---------        ---------
Stockholders' Equity (Deficit):
     Common stock, $1 par value, 60,000,000
       shares authorized; 22,031,000
       and 21,232,000 issued and outstanding in
       1996 and 1995, respectively                      22,031           21,232
     Additional paid-in capital                        112,545          109,436
     Accumulated deficit                              (138,462)        (151,122)
     Cumulative translation adjustment                  (2,626)          (2,784)
                                                     ---------        ---------
        Total stockholders' equity (deficit)            (6,512)         (23,238)
                                                     ---------        ---------
                                                     $ 105,658        $  87,406
                                                     =========        =========



                  The accompanying notes are an integral part of these Consolidated Financial Statements.

                         GENRAD, INC. AND SUBSIDIARIES
                      Consolidated Statement of Operations
                    (In thousands, except per share amounts)
                                  (Unaudited)

                                                 Three Months Ended               Six Months Ended
                                            ---------------------------       -------------------------
                                                June 29,         July 1,        June 29,         July 1,
                                                   1996            1995            1996            1995
                                            -----------     -----------     -----------     -----------
Revenues:
     Sales of products                      $    35,959     $    32,541     $    70,893     $    61,223
     Sales of services                            9,209           9,197          17,829          17,755
                                            -----------     -----------     -----------     -----------
                                                 45,168          41,738          88,722          78,978
                                            -----------     -----------     -----------     -----------
Cost and expenses:
     Cost of products sold                       16,024          17,386          32,673          31,697
     Cost of services sold                        4,922           4,806           8,992           9,176
                                            -----------     -----------     -----------     -----------
                                                 20,946          22,192          41,665          40,873
                                            -----------     -----------     -----------     -----------

Gross margin                                     24,222          19,546          47,057          38,105

Operating expenses:
     Selling, general and administrative         12,943          12,148          25,438          24,207
     Research and development                     4,088           3,666           8,469           7,311
     Pension curtailment gain and
        restructuring credit                          -               -               -          (2,900)
                                            -----------     -----------     -----------     -----------
                                                 17,031          15,814          33,907          28,618
                                            -----------     -----------     -----------     -----------

Operating income                                  7,191           3,732          13,150           9,487

Other income (expense):
    Interest, net                                (1,019)           (987)         (2,039)         (1,945)
    Other, net                                       16             106              48             185
                                            -----------     -----------     -----------     -----------
                                                 (1,003)           (881)         (1,991)         (1,760)
                                            -----------     -----------     -----------     -----------

Income before income taxes                        6,188           2,851          11,159           7,727
Income tax provision (benefit)                      477             233          (1,501)            796

                                            -----------     -----------     -----------     -----------
Net Income                                  $     5,711     $     2,618     $    12,660     $     6,931
                                            ===========     ===========     ===========     ===========
Earnings  per common and common
equivalent shares:
    Primary                                 $      0.24     $      0.12     $      0.54     $      0.32
                                            ===========     ===========     ===========     ===========
    Fully diluted                           $      0.24     $      0.12     $      0.53     $      0.31
                                            ===========     ===========     ===========     ===========

Shares used in computing earnings per
common and common equivalent shares:
    Primary                                  23,981,000      21,890,000      23,570,000      21,415,000
                                            ===========     ===========     ===========     ===========
    Fully diluted                            24,160,000      22,151,000      23,940,000      22,060,000
                                            ===========     ===========     ===========     ===========



                  The accompanying notes are an integral part of these Consolidated Financial Statements.

                         GENRAD, INC. AND SUBSIDIARIES
                      Consolidated Statement of Cash Flows
                                 (In thousands)
                                  (Unaudited)

                                                                      Six Months Ended
                                                                    --------------------
                                                                    June 29,      July 1,
                                                                       1996         1995
                                                                    -------     --------
Operating activities:
  Net income                                                        $12,660     $  6,931
  Adjustments to reconcile net income
    to net cash provided (used) by operating activities:
      Depreciation and amortization                                   3,160        2,697
      Reserve for future lease costs of unused facilities              (992)      (3,722)
    Increase (decrease) resulting from changes
      in operating assets and liabilities:
       Accounts receivable                                           (7,262)      (8,387)
       Inventories                                                   (4,551)         528
       Prepaid expense                                               (1,560)       1,276
       Trade accounts payable                                        (1,624)      (2,178)
       Accrued liabilities and customer prepayments                     455       (1,386)
       Accrued compensation and employee benefits                    (3,333)      (2,290)
       Income taxes                                                     867        1,348
       Deferred tax asset                                            (2,480)           -
       Other, net                                                      (157)         669
                                                                    -------      -------
         Net cash used in operating activities                       (4,817)      (4,514)
                                                                    -------      -------

Investing activities:
  Purchases of property, plant and equipment                         (3,907)      (3,312)
  Purchase of Test Technology Associates, Inc.                       (3,745)           -
  Proceeds from sale of property, plant and equipment                   276            -
  Proceeds from sale of assets held for sale                              -        3,157
                                                                    -------      -------
         Net cash used in investing activities                       (7,376)        (155)
                                                                    -------      -------

Financing activities:
  Net change in long-term debt                                           14          112
  Borrowings under revolving lines of credit                          3,283        1,006
  Proceeds from employee stock option exercises                       3,908        1,105
                                                                    -------      -------
         Net cash provided by financing activities                    7,205        2,223
                                                                    -------      -------

Effects of exchange rates on cash                                       245         (229)
                                                                    -------      -------
Decrease in cash equivalents                                         (4,743)      (2,675)
Cash and equivalents at beginning of period                           9,064        7,997
                                                                    -------      -------
Cash and equivalents at end of period                               $ 4,321     $  5,322
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










                   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                   OF THESE CONSOLIDATED FINANCIAL STATEMENTS

                          GENRAD, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:    ACCOUNTING COMMENTS

Reference is made to the Company's 1995 Annual Report and Form 10-K which contains, at pages 7 through 34, financial statements and the notes thereto, including a summary of significant accounting policies.

With respect to the financial information for the interim periods included in this report, which is unaudited, the management of the Company believes that all adjustments necessary for a fair presentation of the results for such interim periods have been included. All adjustments are of a normal and recurring nature.

Certain reclassifications have been made to the six months ended July 1, 1995 Consolidated Statement of Operations. Within operating expenses, the pension curtailment gain of $1.9 million was reclassified from Selling, general and administrative to Pension curtailment gain and restructuring credit.

The financial statements and all financial data contained herein have been restated to include the acquisition of Mitron Corporation, as more fully discussed in Note 2.

The results of any interim period are not necessarily indicative of the results for the entire year.

NOTE 2:    ACQUISITIONS

TEST TECHNOLOGY ASSOCIATES, INC.

On January 16, 1996, the Company acquired Test Technology Associates, Inc. ("TTA"). Pro forma results of operations have not been presented because the effects of the acquisition were not significant. TTA provides custom test programming, test fixture integration and other value-added services to manufacturers and users of electronic products. TTA, established in 1982, is located in Lewisville, Texas and Milpitas, California. In May 1996, TTA opened an office in Westford, Massachusetts.

The acquisition was accounted for by the purchase method of accounting and was funded through internally generated funds and short-term borrowings under the Company's revolving credit with a bank. The results of TTA are included in the 1996 financial statements. The excess purchase price over the net assets acquired is being amortized on a straight-line basis over the lesser of its useful life or 10 years.

MITRON CORPORATION

On June 20, 1996, GenRad, Inc. acquired Mitron Corporation ("Mitron"), a privately-held Oregon corporation, pursuant to the terms of an Agreement and Plan of Merger dated June 5, 1996. Mitron is a developer of an integrated family of software applications, tools and services for electronics manufacturing including its CIMBridge[Registered Trademark] software applications. The products enable users to collect electronics manufacturing data for greater control, shorter time-to-market and lower costs.

In connection with the merger, 1,196,146 shares of GenRad Common Stock were issued in exchange for all outstanding shares of Mitron Common Stock. Options to purchase 107,467 additional shares of GenRad Common Stock were issued in conjunction with the merger.

The merger was accounted for as a pooling-of-interests, and accordingly, the consolidated financial statements and all financial data contained herein have been restated to include the accounts of Mitron for all periods presented. Merger costs were insignificant and were expensed in the second quarter of 1996.

The following information shows revenue and net income for the separate companies during the periods indicated.



(In thousands)                THREE MONTHS ENDED               SIX MONTHS ENDED
                       -------------------------------------------------------------
                            June 29,       July 1,          June 29,         July 1,
                               1996           1995             1996             1995
                       -------------------------------------------------------------
NET REVENUE:
       GenRad               $43,518        $40,595          $85,698          $76,434
       Mitron                 1,650          1,143            3,024            2,544
                       -------------------------------------------------------------
                            $45,168        $41,738          $88,722          $78,978
                       =============================================================
NET INCOME:
       GenRad               $ 5,617        $ 2,794          $12,550          $ 6,992
       Mitron                    94           (176)             110              (61)
                       -------------------------------------------------------------
                            $ 5,711        $ 2,618          $12,660          $ 6,931
                       =============================================================

Additional description of the merger and the Merger Agreement is contained on the Company's Current Report on Form 8-K dated June 20, 1996 as filed with the Securities and Exchange Commission.

NOTE 3.     SUBSEQUENT EVENTS

On July 26, 1996, the Company entered into a 15 year lease to relocate its corporate headquarters and domestic manufacturing facility to Westford, Massachusetts. The lease is expected to begin in April 1997, the estimated completion of the construction of the buildings. The future minimum commitment for the noncancellable operating lease is $36.3 million.

                          GENRAD, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATING RESULTS

Orders for the Company's products and services increased to $43.2 million for the three months and increased to $91.4 million for the six months ended June 29, 1996 from $36.3 million and $75.9 million, respectively, for the comparable periods in 1995. The increase in orders both between the quarters and between the comparable six month periods was experienced as a result of incremental orders associated with the acquisition of TTA and was experienced across all markets and geographies with the most significant contributors coming from contract manufacturing, computer manufacturers, diagnostic customers and major transportation companies.

Backlog at the end of the 1996 second quarter was $30.0 million compared to $26.3 million at year-end 1995 and $28.5 million at the end of the 1995 second quarter. The 1995 second quarter backlog includes $2.6 million related to the U.S. Marine Corps for which the related revenues were recognized in fiscal 1995. The Company believes that a substantial portion of the 1996 second quarter backlog will be shipped prior to the end of 1996.

Net product and service revenues were $45.2 million for the three months and $88.7 million for the six months ended June 29, 1996, as compared to $41.7 million and $79.0 million, respectively, for the same periods in 1995. The increase between quarters and the six month periods is due to increased sales in Board Test and Advanced Diagnostic Solutions (ADS); a new product release; and incremental revenues associated with the acquisition of TTA completed in the first quarter of 1996. Revenues from the U.S. Marine Corps were $3.9 million and $2.3 million for the first and second quarter of 1995, respectively. Revenues derived from international markets accounted for 54.6% and 58.3% for the three and six months ended June 29, 1996, as compared to 59.0% and 55.5% for the similar periods in 1995.

Gross margin as a percent of revenues increased to 53.6% for the three months and increased to 53.0% for the six months ended June 29, 1996, as compared to 46.8% and 48.2%, respectively, for the same periods in 1995. Margin improvements resulted from a combination of improved product mix for manufacturing systems, continued improvements in manufacturing costs and efficiencies and a reduction of warranty costs.

Selling, general and administrative expenses increased for the three and six month periods ended June 29, 1996 to $12.9 million and $25.4 million, respectively, from $12.1 million and $24.2 million in the comparable periods of 1995. The increase in expense for the three and six month periods in 1996 as compared to 1995 is due primarily to the acquisition of TTA in the first quarter of 1996 and increased commission costs related to the increase in overall revenues.

Research and development expenses increased for the three and six month periods ended June 29, 1996 to $4.1 million and $8.5 million, respectively, from $3.7 million and $7.3 million in the comparable periods of 1995. The increases are attributable to increased product offerings and continued investment in software development across all product lines.

As a percentage of net product and service revenues, research and development expenses increased slightly for the three and six month periods ended June 29, 1996 to 9.1% and 9.5%, respectively, from 8.8% and 9.3% in the comparable periods of 1995. The Company continues to invest in research, new product development and enhancements to existing products.

Net interest expense remained virtually unchanged in the three and six months ended June 29, 1996 as compared to the comparable periods in 1995.

The net income tax benefit of $1.5 million for the six months ended June 29, 1996 includes a benefit of $2.5 million from the reduction in the valuation allowance for deferred taxes which was recognized in the first quarter of 1996. Excluding the $2.5 million, the income tax provision of $1.0 million for the six months ended June 29, 1996 increased from $0.8 million in the comparable period in 1995 due to an increased level of estimated foreign taxable income. The 1996 income tax provision represents foreign and state income taxes.

Due to management's improved expectations of future income and expected utilization of the Company's domestic net operating loss carryforwards, net income for the first quarter of 1996 includes the benefit of a reduction in the valuation allowance for deferred assets of $2.5 million. At June 29, 1996, the Company had a gross deferred tax asset of approximately $74.3 million with a valuation allowance of approximately $70.0 million. Management will continue to assess the realizability of the deferred tax asset based on actual and forecasted operating results.

As a result of the above, the Company reported net income of $5.7 million for three months and $12.7 million for the six months ended June 29, 1996 as compared to net income of $2.6 million and $6.9 million, respectively, for the comparable periods in 1995.

LIQUIDITY AND SOURCES OF CAPITAL

Cash and equivalents decreased $4.7 million for the six months ended June 29, 1996 as compared to a decrease of $2.7 million for the comparable period in 1995.

In the six months ended June 29, 1996, net income provided $12.7 million which included a $2.5 million non-cash benefit resulting from the deferred tax asset that was recorded in the first quarter of 1996.

Increases in accounts receivable and inventory used cash of $7.3 million and $4.6 million, respectively, for the six months ended June 29, 1996. Inventory levels have increased due to new product offerings and increased revenues. The increase in accounts receivables is attributable to the timing of shipments and increased revenues.

Capital expenditures for the six months ended June 29, 1996 totaled $3.9 million as compared to $3.3 million in the comparable period in 1995. Additions to property, plant and equipment for both periods were primarily for equipment used in research and development and manufacturing.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND SOURCES OF CAPITAL (CONTINUED)

The acquisition of TTA used $3.7 million in cash in the first quarter of 1996, while the proceeds from stock option exercises generated $3.9 million of cash for the six months ended June 29, 1996.

The Company's primary source of liquidity is internally generated funds. The Company also has existing available secured lines of credit up to $15.0 million, against which there were $4.0 million in borrowings outstanding on June 29, 1996. The U.S. credit facility was entered into in June 1992 and expires on December 31, 1996. The total U.S. available credit line is $12.8 million and is secured by all of the Company's domestic assets. The total U.K. available credit line of $2.2 million is payable on demand and is secured by all of the Company's U.K. assets. Management is in the process of securing new lines of credit and anticipates that the necessary financing will be in place by the end of fiscal 1996. Borrowings under the credit facilities are subject to compliance with specified financial and operating covenants.

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

The Company buys and sells foreign currencies using forward contracts intended to hedge payables and receivables denominated in foreign currencies. The Company primarily trades in U.S. dollars and European currencies. At June 29, 1996, the Company had forward exchange contracts to sell approximately $16.2 million of foreign currencies.

Inflation during the periods presented did not have a significant effect on the operations of the Company. The Company attempts to mitigate inflationary cost increases by continuously improving manufacturing methods and technologies.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FACTORS THAT MAY AFFECT FUTURE RESULTS

This Quarterly Report contains certain forward-looking statements which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to those discussed below.

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

Although margins continue to be impacted by competitive pricing pressures, the Company's manufacturing costs have decreased due to engineered cost reductions. The Company is dependent upon a number of suppliers for several key components of its products. The loss of certain of the Company's suppliers or substantial price increases imposed by suppliers could have a material adverse effect on the Company.

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

                           PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(A) The Annual Meeting of Shareholders of GenRad, Inc. was held on May 9, 1996 (the "Annual Meeting").

(B)   Not required pursuant to Instruction No. 3.


(C) Votes were cast or withheld in connection with the election of directors at the Annual Meeting as follows:


      NAME OF DIRECTOR                           FOR              WITHHELD
      ----------------                           ---              --------
      Russell A. Gullotti                        15,744,865       188,182
      William G. Scheerer                        15,746,187       186,860


      Votes were cast or withheld in connection with the following proposals, more fully described in the Company's Proxy Statement dated April 8, 1996, at the Annual Meeting:

                                                 AFFIRMATIVE     NEGATIVE                    NOT
                                                 VOTES           VOTES         ABSTAINED     VOTED
                                                 -----------     --------      ---------     -----
      1)  To amend the Company's 1991
          Equity Incentive Plan by
          increasing by 920,000 the shares,
          of Common Stock available for
          issuance thereunder, which shares
          had been granted under options to
          four officers of the Company.           9,317,904      2,338,726     197,491       4,078,926

      2)  To amend the Company's 1991
          Incentive Plan by increasing
          by 830,000 the shares of Common
          Stock available for issuance
          thereunder.                             9,458,993      2,199,367     195,761       4,078,926

      3)  To amend the Company's 1994
          Director Restricted Stock Plan
          by increasing the size of the
          annual award to non-employee
          directors from 1,500 shares to
          2,500 shares of Common Stock,
          and by making certain other
          changes.                               13,808,942      1,905,694     218,411            -

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

    (a)  2.   The Agreement and Plan of Merger by and among GenRad, Inc., GenRad
              Acquisition Corporation and Mitron Corporation dated June 5, 1996
              (incorporated by reference to the Company's Current Report on Form 8-K dated June 20, 1996 as filed with the Securities and Exchange Commission).

         10. Lease Agreement dated July 26, 1996 between GenRad, Inc. and Michelson Farm - Westford Technology Park Trust.

         11.  Statement re: Computation of Earnings Per Share.

         27.  Financial Data Schedule.

    (b) The Company filed a Current Report on Form 8-K dated June 20, 1996 with the Securities and Exchange Commission reporting the acquisition of Mitron.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   GENRAD, INC.

                                   BY: /s/ DANIEL F. HARRINGTON
                                       --------------------------------------
                                           DANIEL F. HARRINGTON
                                           VICE PRESIDENT AND
                                           CHIEF FINANCIAL OFFICER AND SECRETARY



Date:  August 13, 1996