Form 10-Q
period 1996-09-28
GENRAD INC
filed 1996-10-31
CIK 40972

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

                    For the Quarter Ended September 28, 1996

                           Commission File No. 1-8045

                               -------------------


                                  GenRad, Inc.
             (Exact name of registrant as specified in its charter)




             Massachusetts                                  04-1360950
      -----------------------------                   ---------------------
     (State or other jurisdiction of                     (I.R.S. employer
      incorporation or organization)                  identification number)




                                300 Baker Avenue
                          Concord, Massachusetts 01742
                          -----------------------------
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (508) 287-7000


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No [ ]

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        22,370,381 shares of Common Stock, $1 par value, outstanding October 25, 1996.

================================================================================

                          GENRAD, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS


                                                                       Page
                                                                       ----
Part I. Financial Information:

      Consolidated Balance Sheet.....................................  1 - 2
      Consolidated Statement of Operations...........................      3
      Consolidated Statement of Cash Flows...........................  4 - 5
      Notes to Consolidated Financial Statements.....................  6 - 8
      Management's Discussion and Analysis of
           Financial Condition and Results of Operation.............. 9 - 12

Part II. Other Information:

      Item 6. Exhibits and Reports on Form 8-K........................     13

             Signatures..............................................     14

                                PART I. FINANCIAL INFORMATION


                                GENRAD, INC. AND SUBSIDIARIES
                                  Consolidated Balance Sheet
                                        (In thousands)

                                         September 28,           December 30,
                                                 1996                    1995
                                         -------------           -------------
Assets                                    (Unaudited)
Current Assets:
     Cash and equivalents                  $    4,440            $      9,064
     Accounts receivable, net                  45,286                  41,284
     Inventories:
          Raw materials                        11,243                   9,399
          Work in process                       3,563                   1,681
          Finished goods                        5,310                   4,521
                                           ----------            -------------
                                               20,116                  15,601
                                           ----------            -------------

     Other current assets                       6,317                   3,376
                                           ----------            -------------
          Total current assets                 76,159                  69,325
                                           ----------            -------------

Property, Plant and Equipment:
     Land                                         541                     541
     Buildings                                 24,277                  25,098
     Machinery and equipment                   62,680                  57,661
     Service parts                             15,291                  14,568
                                           ----------            -------------
                                              102,789                  97,868
     Less:  Accumulated depreciation           84,547                  82,658
                                           ----------            -------------
                                               18,242                  15,210

Deferred tax asset                              2,480                       -
Other assets                                    7,804                   2,871
                                           ==========            =============
                                           $  104,685            $     87,406
                                           ==========            =============





                   The accompanying notes are an integral part of these Consolidated Financial Statements.

                          GENRAD, INC. AND SUBSIDIARIES
                     Consolidated Balance Sheet (continued)
                                 (In thousands)

                                                           September 28,          December 30,
                                                                  1996                    1995
                                                           ------------           -------------
                                                           (Unaudited)
Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
     Revolving lines of credit                              $        -             $       729
     Trade accounts payable                                      6,293                   7,743
     Accrued liabilities                                        19,412                  21,352
     Accrued compensation and
       employee benefits                                         6,175                   9,816
     Income taxes payable                                        1,626                     742
     Current portion long-term debt                                507                      24
                                                            ----------             -----------
        Total current liabilities                               34,013                  40,406
                                                            ----------             -----------

Long-term Liabilities:
     Long-term debt                                             50,751                  49,073
     Accrued pensions and benefits                              11,283                  11,969
     Future lease costs of unused facilities                     5,375                   6,620
     Other long-term liabilities                                 2,927                   2,576
                                                            ----------             -----------
        Total long-term liabilities                             70,336                  70,238
                                                            ----------             -----------

Stockholders' Equity (Deficit):
     Common stock, $1 par value, 60,000,000
       shares authorized; 22,283,000
       and 21,232,000 issued and outstanding in
       1996 and 1995, respectively                              22,283                  21,232
     Additional paid-in capital                                113,938                 109,436
     Accumulated deficit                                      (133,452)               (151,122)
     Cumulative translation adjustment                          (2,433)                 (2,784)
                                                            ----------             -----------
        Total stockholders' equity (deficit)                       336                 (23,238)
                                                            ----------             -----------
                                                            $  104,685             $    87,406
                                                            ==========             ===========




                   The accompanying notes are an integral part of these Consolidated Financial Statements.

                          GENRAD, INC. AND SUBSIDIARIES
                      Consolidated Statement of Operations
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                            Three Months Ended              Nine Months Ended
                                        ----------------------------    ---------------------------
                                          September 28, September 30,      September 28, September 30,
                                               1996            1995            1996           1995
                                        ------------    ------------    ------------     ----------
Revenues:
     Sales of products                   $   35,227      $   28,503      $  106,120      $  89,726
     Sales of services                       10,925           9,548          28,754         27,303
                                         ----------      ----------      ----------      ---------
                                             46,152          38,051         134,874        117,029
                                         ----------      ----------      ----------      ---------
Cost and expenses:
     Cost of products sold                   15,389          14,475          48,062         46,172
     Cost of services sold                    6,865           5,052          15,857         14,228
                                         ----------      ----------      ----------      ---------
                                             22,254          19,527          63,919         60,400
                                         ----------      ----------      ----------      ---------

Gross margin                                 23,898          18,524          70,955         56,629

Operating expenses:
     Selling, general and administrative     13,686          11,317          39,124         35,524
     Research and development                 4,175           3,978          12,644         11,289
     Pension curtailment gain and
        restructuring credit                      -               -               -         (2,900)
                                         ----------      ----------      ----------      ---------
                                             17,861          15,295          51,768         43,913
                                         ----------      ----------      ----------      ---------

Operating income                              6,037           3,229          19,187         12,716

Other income (expense):
    Interest, net                            (1,079)           (951)         (3,118)        (2,896)
    Other, net                                  352             (64)            400            121
                                         ----------      ----------      ----------      ---------
                                               (727)         (1,015)         (2,718)        (2,775)
                                         ----------      ----------      ----------      ---------

Income before income taxes                    5,310           2,214          16,469          9,941
Income tax provision (benefit)                  300              81          (1,201)           877

                                         ----------      ----------      ----------      ---------
Net Income                               $    5,010      $    2,133      $   17,670      $   9,064
                                         ==========      ==========      ==========      =========

Earnings  per common and common
equivalent shares:
    Primary                              $     0.21      $     0.10      $     0.74      $    0.42
                                         ==========      ==========      ==========      =========
    Fully diluted                        $     0.21      $     0.09      $     0.74      $    0.40
                                         ==========      ==========      ==========      =========

Shares used in computing earnings per
common and common equivalent shares:
    Primary                              24,029,000      22,362,000      23,723,000      21,759,000
                                         ==========      ==========      ==========      ==========
    Fully diluted                        24,240,000      22,682,000      23,951,000      22,544,000
                                         ==========      ==========      ==========      ==========


                   The accompanying notes are an integral part of these Consolidated Financial Statements.

                          GENRAD, INC. AND SUBSIDIARIES
                      Consolidated Statement of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                               Nine Months Ended
                                                           --------------------------
                                                           September 28, September 30,
                                                               1996          1995
                                                           -----------   -----------
Operating activities:
  Net income                                                $  17,670     $   9,064
  Adjustments to reconcile net income
    to net cash provided (used) by operating activities:
      Depreciation and amortization                             4,748         4,145
      Reserve for future lease costs of unused facilities      (1,245)       (4,760)
    Increase (decrease) resulting from changes in
      operating assets and liabilities:
       Accounts receivable                                     (2,885)       (5,456)
       Inventories                                             (4,910)         (253)
       Other current assets                                    (3,378)       (2,092)
       Trade accounts payable                                  (1,723)        1,368
       Accrued liabilities and customer prepayments            (1,987)       (2,847)
       Accrued compensation and employee benefits              (4,320)         (362)
       Income taxes                                               887           (83)
       Deferred tax asset                                      (2,480)            -
       Other, net                                                 (57)           23
                                                            ----------     ---------
         Net cash provided by (used in) operating
          activities                                              320        (1,253)
                                                            ----------     ---------

Investing activities:
  Purchases of property, plant and equipment                   (5,436)       (4,981)
  Purchase of Test Technology Associates, Inc.                 (3,745)            -
  Purchase of Field Orientated Engineering, AG                   (831)            -
  Proceeds from sale of property, plant and equipment             587             -
  Proceeds from sale of assets held for sale                        -         3,157
                                                            ----------     ---------
         Net cash used in investing activities                 (9,425)       (1,824)
                                                            ----------     ---------

Financing activities:
  Net change in long-term debt                                   (111)           91
  Borrowings under revolving lines of credit                     (729)        1,594
  Proceeds from employee stock option exercises                 5,150         1,969
                                                            ----------     ---------
         Net cash provided by financing activities              4,310         3,654
                                                            ----------     ---------

Effects of exchange rates on cash                                 171           (76)
                                                            ----------     ---------
(Decrease) increase in cash equivalents                        (4,624)          501
Cash and equivalents at beginning of period                     9,064         7,997
                                                            ----------    ----------
Cash and equivalents at end of period                       $   4,440     $   8,498
                                                            ==========    ==========



                    The accompanying notes are an integral part of these Consolidated Financial Statements.

                          GENRAD, INC. AND SUBSIDIARIES
                Consolidated Statement of Cash Flows (continued)


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

Certain reclassifications have been made to the nine months ended September 30, 1995 Consolidated Statement of Operations. Within operating expenses, the pension curtailment gain of $1.9 million was reclassified from selling, general and administrative to pension curtailment gain and restructuring credit.

The financial statements and all financial data contained herein have been restated to include the acquisition of Mitron Corporation, as more fully discussed in Note 2.

The results of any interim period are not necessarily indicative of the results for the entire year.

Note 2:  Acquisitions

Test Technology Associates, Inc.
--------------------------------

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

The acquisition was accounted for by the purchase method of accounting and was funded through internally generated funds and short-term borrowings under the Company's revolving line of credit. The results of TTA are included in the 1996 financial statements. The excess purchase price over the net assets acquired is being amortized on a straight-line basis over the lesser of its useful life or 10 years.

Mitron Corporation
------------------

On June 20, 1996, GenRad, Inc. acquired Mitron Corporation ("Mitron"), a privately-held Oregon corporation, pursuant to the terms of an Agreement and Plan of Merger dated June 5, 1996. Mitron is a developer of an integrated family of software applications, tools and services for electronics manufacturing including its CIMBridge(R) software applications. The products enable users to generate and collect electronics manufacturing data for greater control, shorter time-to-market and lower costs.

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

Additional description of the merger and the Agreement and Plan of Merger is contained in the Company's Current Report on Form 8-K dated June 20, 1996 as filed with the Securities and Exchange Commission.

Field Orientated Engineering, AG
--------------------------------

On August 14, 1996, GenRad acquired certain assets of Field Orientated Engineering, AG ("FOE AG"), consisting primarily of the software program, known as TRACS III, sold with GenRad's production Test Systems. In close collaboration with GenRad, FOE AG developed TRACS III which provides manufacturers of electronic products real-time data collection, analysis, reporting and paperless repair for improved manufacturing process control. FOE AG, established in 1987, is located in Zurich, Switzerland.

The acquisition was accounted for by the purchase method of accounting. The purchase price paid by GenRad in connection with the acquisition of certain assets consisted of shares of GenRad Common Stock and cash provided by internally generated funds. The excess purchase price over the net assets acquired is being amortized on a straight-line basis over the lesser of its useful life or three years.

Note 3:   Future Lease Commitments

On July 26, 1996, the Company entered into a 15 year lease to relocate its corporate headquarters and domestic manufacturing facility to Westford, Massachusetts. The lease is expected to begin in April 1997, the estimated completion of the construction of the buildings. The future minimum commitment for the noncancellable operating lease is $36.3 million.

Note 4:   Subsequent Events

Redemption of Convertible Subordinated Debentures
-------------------------------------------------

On October 22, 1996, the Company issued a Notice of Redemption for all of its 7 1/4% Convertible Subordinated Debentures with a scheduled maturity in 2011, aggregating $50,000,000 in principal amount. The Debentures will be redeemed on November 6, 1996. The right to convert each $1,000 of principal amount of the Debentures bond into 69.565 shares of GenRad Common Stock, based on the conversion price of $14.375 per share, will expire at the close of business on October 30, 1996.

In lieu of issuing any fractional share in connection with any conversion of the Debentures, the Company shall make payment in cash based on the last sale price of the Common Stock on the day prior to the day of conversion.

GenRad has received a commitment from a bank for a 90-day bridge loan up to a maximum of $50,000,000 at the prime interest rate to provide financing for the redemptions of the Debentures.

Sale of Corporate Headquarters and U.S. Manufacturing Facility
--------------------------------------------------------------

On August 15, 1996, GenRad signed a purchase and sale agreement to sell its corporate headquarters and its U.S. manufacturing facility in Concord, Massachusetts. The sale is scheduled to close in December 1996. The Company will lease the Concord, Massachusetts facility until its new facilities, currently under construction in Westford, Massachusetts, are completed in April 1997.

Refinancing of U.S. Lines of Credit
-----------------------------------

The Company has received a commitment from a bank to refinance its secured $12.8 million U.S. line of credit, scheduled to expire on December 31, 1996, with an unsecured domestic line of credit of up to $20 million at the prime interest rate. The new credit facility will expire on December 31, 1997 and will be subject to compliance with specified financial and operating covenants. The Company anticipates that the credit facility agreement will be executed in November 1996.

                          GENRAD, INC. AND SUBSIDIARIES
                          -----------------------------

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                  ---------------------------------------------

Operating Results
-----------------

Orders for the Company's products and services increased to $43.4 million for the three months and increased to $134.9 million for the nine months ended September 28, 1996 from $34.8 million and $110.7 million, respectively, for the comparable periods in 1995. The increase in orders between the periods resulted from the acquisition of TTA as well as the strong demand in all aspects of the Company's business, including strong demand from contract manufacturing, computer manufacturers, diagnostic customers and transportation customers in the North American and Asian markets.

Backlog at the end of the 1996 third quarter was $27.2 million compared to $26.3 million at year-end 1995 and $25.0 million at the end of the 1995 third quarter. The 1995 third quarter backlog includes $1.0 million related to the U.S. Marine Corps for which the related revenues were recognized in fiscal 1995. The Company believes that a substantial portion of the 1996 third quarter backlog will be shipped prior to the end of 1996.

Net product and service revenues were $46.2 million for the three months and $134.9 million for the nine months ended September 28, 1996, as compared to $38.1 million and $117.0 million, respectively, for the comparable periods in 1995. The increase between quarters and the nine month periods is due to increased sales in Board Test and Advance Diagnostic Solutions (ADS); new product introductions; and incremental revenues associated with the acquisition of TTA, completed during the first quarter of 1996. Revenue from the U.S. Marine Corps was $0.3 million for the three months and $0.7 million for the nine months ended September 28, 1996, as compared to $2.1 million and $8.3 million for the comparable periods in 1995, respectively. Revenues derived from international markets accounted for 52.7% and 56.4% for the three and nine months ended September 28, 1996, as compared to 59.5% and 56.8% for the similar periods in 1995.

Product gross margin as a percent of revenues increased to 56.3% for the three months and increased to 54.7% for the nine months ended September 28, 1996, as compared to 49.2% and 48.5%, for the comparable periods in 1995. Product margin improvements resulted from a combination of new product offerings which yielded higher gross margins, continued improvements in manufacturing costs and efficiencies, and a reduction in warranty costs.

Service gross margin as a percent of revenues decreased to 37.2% for the three months and decreased to 44.9% for the nine months ended September 28, 1996, as compared to 47.1% and 47.9%, for the respective periods in 1995. Service margins have declined as a result of a higher percentage of service revenue being generated by customer funded development at a lower margin than the normal service business and continuing competitive pricing pressures in the maintenance business.

Selling, general and administrative expenses increased for the three and nine month periods ended September 28, 1996 to $13.7 million and $39.1 million, respectively, from $11.3 million and $35.5 million in the comparable periods of 1995. The increase in expenses for the three and nine month periods in 1996 as compared to 1995 is due primarily to increased selling expenses associated with increased orders, additional expenses from the newly acquired TTA subsidiary which were not present in the comparable periods in 1995, and start-up expenses incurred to support new product offerings.

Research and development expenses increased for the three and nine month periods ended September 28, 1996 to $4.2 million and $12.6 million, respectively, from $4.0 million and $11.3 million in the comparable periods of 1995. The increases are attributable to increased product offerings and continued investment in software development across all product lines.

As a percentage of net product and service revenues, research and development expenses decreased slightly for the three and nine month periods ended September 28, 1996 to 9.0% and 9.4%, respectively, from 10.5% and 9.6% in the comparable periods of 1995. The Company continues to invest in research, new product development and enhancements to existing products.


Income tax expense remained virtually unchanged for the three months ended September 28, 1996 as compared to the corresponding period in 1995. The net income tax benefit of $1.2 million for the nine months ended September 28, 1996 includes a benefit of $2.5 million which was recorded in the first quarter of 1996. The benefit represents a reduction in the valuation allowance for deferred taxes and was recorded due to management's improved expectations of future income and expected utilization of the Company's domestic net operating loss carryforwards. Excluding the $2.5 million, the income tax provision of $1.3 million for the nine months ended September 28, 1996 increased by $0.4 million from the comparable period in 1995. Although pretax profitability increased substantially for the nine months ended September 28, 1996, GenRad's annualized effective tax rate decreased due to higher profits in the U.S. as compared to Europe. The 1996 income tax expense represents U.S. and foreign income taxes.

At September 28, 1996, the Company had a net deferred tax asset of $72.2 million with a valuation allowance of $69.8 million. Management will continue to assess the realizability of the deferred tax asset based on actual and forecasted operating results.

As a result of the above, the Company reported net income of $5.0 million for three months and $17.7 million for the nine months ended September 28, 1996 as compared to net income of $2.1 million and $9.1 million, respectively, for the comparable periods in 1995.

Liquidity and Sources of Capital
--------------------------------

Cash and equivalents decreased $4.6 million for the nine months ended September 28, 1996 as compared to an increase of $0.5 million for the comparable period in 1995.

In the nine months ended September 28, 1996, net income provided $17.7 million, which included a $2.5 million non-cash benefit resulting from the deferred tax asset that was recorded in the first quarter of 1996.

Increases in accounts receivable and inventory used cash of $2.9 million and $4.9 million, respectively, for the nine months ended September 28, 1996. The increase in accounts receivable is attributable to the timing of shipments and increased revenues. The increase in inventory is due to investments in new products, increased sales volume and continuing customer demands for shorter delivery periods.

Current liabilities and long-term accrued pensions and benefits decreased by $8.0 million during the nine months ended September 28, 1996, primarily due to a reduction of customer prepayments resulting from competitive pressures and timing of payments related to employee benefit costs.

Capital expenditures for the nine months ended September 28, 1996 of $5.4 million were offset by $4.7 million of depreciation and amortization expense and $0.6 million of proceeds generated from the sale of property, plant and equipment. Additions to property, plant and equipment were primarily for equipment used in research and development and manufacturing.

The acquisitions of TTA and FOE, AG used $4.6 million of cash while the proceeds from stock option exercises generated $5.2 million of cash during the nine months ended September 28, 1996.

The Company's primary source of liquidity is internally generated funds. The Company also had a secured line of credit of up to $15.0 million, against which there were no borrowings outstanding on September 28, 1996. The total available U.S. credit facility of $12.8 million was secured by all of the Company's domestic assets. The total U.K. available credit line of $2.2 million is payable on demand and is secured by all of the Company's U.K. assets. Borrowings under the U.S. and the U.K. credit facilities are subject to compliance with specified financial and operating covenants.

In October 1996, the Company received a commitment from a bank to refinance its $12.8 million U.S. line of credit with an unsecured domestic line of credit up to $20 million at the prime interest rate. The borrowings under the new credit facility will expire on December 31, 1997. The refinancing is anticipated to be completed in November 1996.

On October 22, 1996, the Company issued a Notice of Redemption for all of its 7 1/4% Convertible Subordinated Debentures aggregating $50,000,000 in principal. GenRad has received a commitment from a bank for a 90 day bridge loan to finance up to a maximum of $50,000,000 at the prime interest rate. The Company anticipates that the redemption will have a minimal impact on the Company's liquidity because the conversion price of $14.375 per share is substantially below the current market price.

In 1996, the Company anticipates it will fund its working capital and capital expenditure requirements, make interest payments on its borrowings and meet its other cash obligations from internally generated funds and available credit facilities. If there is a significant reduction in internally generated funds or available credit facilities, the Company may require significant funds from outside financing sources. In such an event, there can be no assurance that the Company would be able to obtain such funding as and when required, or on acceptable terms.

The Company buys and sells foreign currencies using forward contracts intended to hedge payables and receivables denominated in foreign currencies. The Company primarily trades in U.S. dollars and European currencies. At September 28, 1996, the Company had forward exchange contracts to sell approximately $12.9 million of foreign currencies. Inflation during the periods presented did not have a significant effect on the operations of the Company. The Company attempts to mitigate inflationary cost increases by continuously improving manufacturing methods and technologies.
                                       11

Factors That May Affect Future Results
--------------------------------------

This Quarterly Report contains certain forward-looking statements which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to those discussed below.

The Company's future operating results are dependent upon the Company's ability to develop, manufacture and market technologically innovative products that meet customers needs, fund its working capital, capital expenditure and financing requirements and meet its other cash obligations, including those arising from past restructurings.

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

Although margins continue to be impacted by competitive pricing pressures, the Company's manufacturing costs have decreased due to manufacturing productivity improvements and engineered cost reductions.

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

PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

      (a) 11.     Statement re: Computation of Earnings Per Share.

          27.     Financial Data Schedule.

      (b) There were no reports on Form 8-K filed during the quarter ended September 28, 1996.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                        GenRad, Inc.


                                By: /S/ Daniel F. Harrington
                                    -------------------------------------------
                                        Daniel F. Harrington
                                        Vice President and
                                        Chief Financial Officer and Secretary




Date:  October 31, 1996