Form 10-K
period 1996-12-28
GENRAD INC
filed 1997-03-11
CIK 40972

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 1996          Commission File No. 1-8045

                                  GenRad, Inc.
           -----------------------------------------------------------
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

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
 Yes   |X|            No       |_|

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate market value of shares held by non-affiliates of the registrant as of February 5, 1997 was $496,248,954. 26,118,366 shares of the Common Stock of GenRad, Inc., $1 par value, were outstanding on February 5, 1997.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Proxy Statement of GenRad, Inc. for the Annual Meeting of Shareholders to be held on May 8, 1997 (the "1997 Proxy Statement"), which will be filed with the Securities and Exchange Commission within 120 days after the close of the Company's fiscal year ended December 28, 1996, are incorporated by reference into Part III.

2. Portions of the Annual Report to Shareholders for the year ended December 28, 1996 (the "1996 Annual Report"), are incorporated by reference into
     Part II and Part IV.

                                                    Exhibit Index on page 6

================================================================================

                                     PART I

Item 1.  Business

GenRad, Inc. (the "Company" or "GenRad") commenced operations as a corporation in June 1915. The Company is a leading worldwide supplier of integrated test, measurement and diagnostic solutions for the manufacture and maintenance of electronic products. The Company offers products and services in three core business areas: Electronic Manufacturing Systems, Advanced Diagnostic Solutions and Integrated Customer Services.

The following table sets forth for the fiscal years ended December 28, 1996 ("fiscal 1996"), December 30, 1995 ("fiscal 1995") and December 31, 1994 ("fiscal 1994"), the percentage of net revenues represented by its three core businesses.

                                           1996           1995          1994
                                           ----           ----          ----

(1) Electronic Manufacturing Systems       73%            79%           82%
(2) Advanced Diagnostic Solutions          23%            21%           18%
(3) Integrated Customer Services            4%            -             -


(1) ELECTRONIC MANUFACTURING SYSTEMS
GenRad's electronic manufacturing systems, previously referred to as Concord Products, is comprised of the following products, each of which is developed and manufactured at the Company's Concord, Massachusetts facility.

Board Test
The core board test products include the GR228X product families and are used to test printed-circuit boards, which are used in virtually all electronic products, during their manufacturing process. These systems sell for prices ranging from under $100,000 to over $700,000.

GENEVA(TM) Test  and Measurement Systems
GenRad's Extended VXI Architecture ("GENEVA") is a combined hardware and software test and measurement system that uses the industry standard VXIbus for instrument control. GenRad's extension adds a scanner bus above the instruments to solve the signal interconnect problems not addressed by VXI. The Company has a patent for this VXIScan (TM) architectural extension. The GENEVA architecture is capable of addressing the needs of a wide range of test and measurement system applications.

GenRad has four products based upon GENEVA, including the GR9000 and GR3000 primarily used by communications companies for end of line compliance testing. Other GENEVA products include the GR5000. In 1995, GenRad expanded its family of GENEVA products to include GR2000, designed for manufacturers with testing needs that are low to moderate in complexity.


(2) ADVANCED DIAGNOSTIC SOLUTIONS ("ADS")
ADS develops and produces diagnostic systems for the detection of electrical and electronic failures on motor vehicles and other products. ADS also designs, manufactures and provides worldwide service and support for all of its products. Applications support is provided to write test programs specific to customer requirements. Pricing of products, including software, varies based on customer specifications.

(3) INTEGRATED CUSTOMER SERVICES
This new business unit was formed in 1996 as a result of the acquisition of Test Technology Associates, Inc. on January 16, 1996 and Testware, Inc. on November 8, 1996. This unit provides programming services, fixturing and on-site training and support to owners of in-circuit and functional testers throughout the United States and Europe.

                                PRINCIPAL MARKETS

GenRad's principal customers are manufacturers in the following industries: transportation, contract manufacturing, computer/peripherals and communications. GenRad has government contracts which are generally subject to termination at the convenience of the government. Sales to agencies of the United States Government amounted to 2% of consolidated revenues in 1996. Sales to Ford of Europe amounted to 15% of consolidated revenues in 1996.

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

During fiscal year 1996, sales in foreign countries were $101,136,000 or 55% of GenRad's total sales, compared with $92,019,000, or 58%, during fiscal year 1995, and $87,229,000, or 59%, during fiscal year 1994. Additional information regarding GenRad's foreign operations is contained in the Consolidated Financial Statements incorporated in Item 8 of this report.

                                     BACKLOG

Backlog at the end of 1996 was approximately $24,662,000 as compared to approximately $26,330,000 at year-end 1995. Most orders are filled within three months of receipt. The Company believes that a substantial portion of the 1996 backlog will be recognized as revenue during the first quarter of 1997. Although orders are subject to cancellation by purchasers, GenRad's experience has been that cancellations are not material.

                             COMPETITIVE CONDITIONS

Competition, from both U.S. and foreign competitors, is strong and active. Some of these competitors are substantially larger companies with greater resources. For example, the Company competes with Hewlett-Packard and Teradyne in its Electronic Manufacturing Systems business and with Hewlett-Packard in its ADS business. Typically, GenRad meets competition by carefully selecting its markets and by developing its products to meet the needs of each group of customers. Primary competitive factors are product performance, customer specific applications engineering, customer support services and pricing. The electronic manufacturing systems market is subject to rapid change, and success is dependent on the development of new technologies and new product introductions. A key competitive advantage for GenRad is the Company's broad and integrated product family and its extensive software capabilities.

                            RESEARCH AND DEVELOPMENT

GenRad's expenditures for the development of new products and services, and the improvement of existing products and services, were $16,491,000 in fiscal 1996, $15,717,000 in fiscal 1995, and $14,649,000 in fiscal 1994. The expenditures were primarily for staffing and related expenses for the development of electronic manufacturing test and of advanced diagnostic solutions systems and software products.

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

                                    EMPLOYEES

GenRad had 1,239 employees, including contract employees, on December 28, 1996, and 1,138 employees on December 30, 1995. None of GenRad's employees are covered by collective bargaining agreements, and GenRad believes relations with its employees are good.

                          EXECUTIVE OFFICERS OF GENRAD

     Name                  Age                      Office
     ----                  ---                      ------

James F. Lyons             62       President, Chief Executive Officer
Kevin R. Cloutier          34       Vice President, General Manager, Electronic
                                      Manufacturing Systems
Paul Geere                 42       Vice President, Managing Director, Advanced
                                      Diagnostic Solutions
Sarah H. Lucas             37       Vice President, Chief Strategic Officer
Paul Pronsky, Jr.          55       Vice President, Chief Financial Officer and
                                      Secretary
Michael W. Schraeder       40       Vice President, Worldwide Sales and Service
Walter A. Shephard         43       Treasurer and Clerk

All officers are elected by the Board of Directors (the "Directors"). Elected officers hold office until the first meeting of the Directors following the Annual Meeting of Shareholders (the "Annual Meeting") and thereafter until a successor is chosen and qualified. There are no family relationships among the officers and/or directors.

James F. Lyons joined the Company as President, Chief Executive Officer in July 1993. From January 1992 until July 1993, Mr. Lyons served as President and Chief Executive Officer of Harry Gray Associates, a global investment and management consulting organization specializing in acquisitions and leveraged buyouts.

Kevin R. Cloutier was elected Vice President, General Manager, Electronic Manufacturing Systems in November 1996. Mr. Cloutier has been employed by the Company for 13 years. From September 1995 to November 1996, he served as General Manager of GenRad's Board Test Division. From December 1994 to September 1995, Mr. Cloutier held the position of Southern Regional Sales Manager. From April 1993 to November 1994, Mr. Cloutier served as Executive Sales Engineer. From January 1992 to March 1993, Mr. Cloutier held the position of Senior Account Manager.

Paul Geere was elected Vice President, Managing Director, Advanced Diagnostic Solutions in May 1996. From September 1995 to May 1996, Mr. Geere was Managing Director of GenRad's Advanced Diagnostic Solutions division in Manchester, England. From November 1989 to January 1995, Mr. Geere worked in Management Consultancy for Coopers & Lybrand in its London office.

Michael W. Schraeder was elected Vice President, Worldwide Sales and Service in November 1996. Mr. Schraeder has been employed in various sales positions with the Company for 17 years. From March 1995 to November 1996, Mr. Schraeder served as Vice President, Sales and Service for the Americas. From April 1992 to February 1995, Mr. Schraeder held the position of Eastern Regional Sales Manager. From April 1991 to March 1992, Mr. Schraeder was District Sales Manager for the Southeastern Region.

Paul Pronsky, Jr. was elected Vice President, Chief Financial Officer and Secretary in December 1996. From April 1992 to November 1996, Mr. Pronsky was a Partner in NorthEast Ventures, a business consulting and venture investment management organization. From June 1987 to March 1992, Mr. Pronsky held senior financial and general management positions at United Technologies Corporation, including Vice President, Controller of Pratt & Whitney's Commercial Engine Business, and Vice President, Finance and Administration of Otis Elevator Company's North American Operations.

Sarah H. Lucas was elected Vice President, Chief Strategic Officer in October 1995. From January 1994 to October 1995, Ms. Lucas was GenRad's Vice President, Strategic Planning and Analysis. From July 1990 to January 1994, Ms. Lucas served as an Associate Consultant within McKinsey & Company, a management consulting firm.

Walter A. Shephard was elected Treasurer in February of 1991. Mr. Shephard has been employed by the Company for 13 years. From May 1987 to January 1991, Mr. Shephard was the Company's Assistant Treasurer.

Item 2.  Properties

On July 26, 1996, the Company entered into a 15-year lease to relocate its corporate headquarters and domestic manufacturing facility to Westford, Massachusetts. The buildings are 230,000 square feet on 9 acres of land. The lease is expected to begin in June 1997, the estimated completion of the construction of the facility.

In October 1996, the Company's European subsidiary entered into a 15-year lease commitment at its new Orion Business Park facility located in Manchester, England. The building is 75,000 square feet on 4 acres of land.

On December 16, 1996, the Company sold its 450,000 square foot headquarters on 77 acres of land. The facility is being subleased until the new headquarters in Westford, Massachusetts is complete.

In addition, GenRad engages in research, design, manufacturing or marketing operations in leased facilities in eight states in the United States and in six foreign countries. In the opinion of management, all of GenRad's properties are well maintained.

Item 3.  Legal Proceedings

None.

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable.

                                     PART II

Item 5.  Market for Registrants' Common Stock and Related Shareholder Matters

The information set forth in Exhibit 13, under the captions "Supplementary Information" and "Investors' Reference Guide", which is the same as the information set forth on pages 40 and 41 of GenRad's 1996 Annual Report, is incorporated by reference.

During fiscal 1996, the Company completed the acquisition of two companies which involved the issuance of shares of its Common Stock. On June 20, 1996 the Company acquired by merger all of the outstanding shares of stock of Mitron Corporation in exchange for 1,196,000 shares of the Company's Common Stock which were issued to the stockholders of Mitron Corporation. On November 8, 1996 the Company acquired by merger all of the outstanding shares of stock of Testware, Inc. in exchange for 80,000 shares of the Company's Common Stock which were issued to the stockholders of Testware, Inc. The issuance of the Company's Common Stock in both transactions was exempt from the registration requirements of the Securities Act of 1993, as amended, pursuant to Regulation D thereunder. The Company relied in part on representations of the stockholders of the acquired companies in determining that such exemptions were available. Neither transaction involved any underwriters.

Item 6.  Selected Financial Data

The information set forth in Exhibit 13, under the caption "Selected Financial Data, Five Year Summary," which is the same as the information set forth under that caption on page 15 of GenRad's 1996 Annual Report, is incorporated by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The information set forth in the Consolidated Financial Statements in Exhibit 13, which is the same information set forth in Consolidated Financial Statements on pages 16 through 20 of GenRad's 1996 Annual Report, is incorporated by reference.

Item 8.  Financial Statements and Supplementary Data

The information set forth in the Consolidated Financial Statements and the Supplementary Information in Exhibit 13, which is the same information set forth in the Consolidated Financial Statements and Supplementary Information of GenRad's 1996 Annual Report, is incorporated by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

The information set forth under "Executive Officers of GenRad, Inc." in Part I of this report and in Item 1 of the 1997 Proxy Statement, is hereby incorporated by reference.

Item 11.  Executive Compensation

The information set forth under "Compensation of Executives and Directors" in the 1997 Proxy Statement, is hereby incorporated by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The information set forth under "Certain Shareholders" and "Election of Directors" in the 1997 Proxy Statement, is hereby incorporated by reference.

Item 13.  Certain Relationships and Related Transactions

None.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a)(1) The following Consolidated Financial Statements of GenRad, Inc. and Subsidiaries, which are the same as the Consolidated Financial Statements in GenRad's 1996 Annual Report, are incorporated by reference in Exhibit 13:

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

     (a)(2) The following schedules to the Consolidated Financial Statements of GenRad, Inc. and Subsidiaries are filed as part of this report:

            A.   Report of Independent Accountants - Arthur Andersen LLP
            B.   Schedule II - Valuation and Qualifying Accounts

All other schedules not listed above are inapplicable or are not required under Securities and Exchange Commission regulations and therefore have been omitted.

     (a)(3) The following Exhibits are filed as part of this report:

          10   -- Lease agreement dated July 26, 1996 between GenRad, Inc. and
                  Michelson Farm-Westford Technology Park Trust, incorporated by reference to Exhibit 10 to the Company's report on Form 10-Q for the quarter ended June 29, 1996.

          11   -- Computation of Per Share Earnings, attached.

          13   -- GenRad, Inc. portions of Annual Report to Shareholders for fiscal year ended December 28, 1996, attached.

          21   -- List of Subsidiaries, attached.

          23.1 -- Consent of Price Waterhouse LLP, attached.

          23.2 -- Consent of Arthur Andersen LLP, attached

          27   -- Financial Data Schedule, attached.

     (b) None

     (c)  See Item 14(a)(3) above.

     (d)  See Item 14(a)(1) and (2) above.

                                   Signatures


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

                                      GenRad, Inc.
                                      (REGISTRANT)

                                      By: /s/  JAMES F. LYONS
                                          -------------------
                                               James F. Lyons
                                             President and Chief
                                              Executive Officer

                                      Date:  March 10, 1997


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

               Signature                                     Title                             Date
               ---------                                     -----                             ----

(1)  Principal executive officer

/s/          JAMES F. LYONS                 President and Chief Executive Officer              March 10, 1997
-------------------------------------
             James F. Lyons

(2)  Principal financial officer:

/s/         PAUL PRONSKY, JR.               Vice President, Chief Financial Officer            March 10, 1997
-------------------------------------       and Secretary
            Paul Pronsky, Jr.

(3)  Principal accounting officer:

/s/         PAUL PRONSKY, JR.                Vice President, Chief Financial Officer           March 10, 1997
-------------------------------------        and Secretary
            Paul Pronsky, Jr.

(4)  A majority of the Board of Directors:

/s/      WILLIAM S. ANTLE III                Director                                          March 10, 1997
-------------------------------------
         William S. Antle III

/s/       RUSSELL A. GULLOTTI                Director                                          March 10, 1997
-------------------------------------
          Russell A. Gullotti

/s/       LOWELL B. HAWKINSON                Director                                          March 10, 1997
-------------------------------------
          Lowell B. Hawkinson

/s/         JAMES F. LYONS                   Director                                          March 10, 1997
-------------------------------------
            James F. Lyons

/s/       RICHARD G. ROGERS                  Director                                          March 10, 1997
-------------------------------------
          Richard G. Rogers

/s/      WILLIAM G. SCHEERER                 Director                                          March 10, 1997
-------------------------------------
         William G. Scheerer

/s/       ADRIANA STADECKER                  Director                                          March 10, 1997
-------------------------------------
          Adriana Stadecker

/s/          ED ZSCHAU                       Director                                          March 10, 1997
-------------------------------------
             Ed Zschau


                      Report of Independent Accountants on
                          Financial Statement Schedule



Stockholders and Board of Directors
of GenRad, Inc.:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements as of December 31, 1994 and January 1, 1994 for the years then ended, included in GenRad, Inc.'s annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 8, 1995 (except for Note 14 for which the date is March 2, 1995). Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the accompanying index is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                         /S/   ARTHUR ANDERSEN LLP
                         -------------------------
                               ARTHUR ANDERSEN LLP


Boston, Massachusetts
February 8, 1995

                         GENRAD, INC. AND SUBSIDIARIES
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                 (In Thousands)

==========================================================================================================================
                    Col. A                                   Col. B           Col. C          Col. D            Col. E
--------------------------------------------------------------------------------------------------------------------------

                                                                            Additions
                                                           Balance at       Charged to                          Balance
                                                           Beginning        Costs and                           at End
                  Description                              of Period         Expenses       Deductions         of Period
==========================================================================================================================

Year ended December 28, 1996
      Deducted from asset accounts:
         Allowance for doubtful accounts                     $   801         $  963            $   333         $  1,431
         Inventory reserve                                   $10,238         $3,483            $ 4,885         $  8,836
         Deferred tax asset valuation allowance              $76,710         $  ---            $10,032         $ 66,678

Year ended December 30, 1995
     Deducted from asset accounts:
         Allowance for doubtful accounts                     $ 1,316         $  ---            $   515         $    801
         Inventory reserve                                   $12,659         $1,387            $ 3,808         $ 10,238
         Deferred tax asset valuation allowance              $80,170         $  ---            $ 3,460         $ 76,710

Year ended December 31, 1994
      Deducted from asset accounts:
        Allowance for doubtful accounts                      $ 1,462         $  516            $   662         $  1,316
        Inventory reserve                                    $11,332         $2,728            $ 1,401         $ 12,659
        Deferred tax asset valuation allowance               $80,959         $  ---            $   789         $ 80,170

                                       9