Form 10-Q
period 1997-03-29
GENRAD INC
filed 1997-05-02
CIK 40972

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                      For the Quarter Ended March 29, 1997


                           Commission File No. 1-8045

                            ------------------------

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

26,665,930 shares of the Common Stock, $1 par value, were outstanding on April 29, 1997.

================================================================================

                          GENRAD, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS


                                                                           Page
Part I.  Financial Information:

         Consolidated Statement of Operations ........................        1
         Consolidated Balance Sheet ..................................    2 - 3
         Consolidated Statement of Cash Flows ........................    4 - 5
         Notes to Consolidated Financial Statements ..................        6
         Management's Discussion and Analysis of
            Financial Condition and Results of Operation .............    7 - 10

Part II. Other Information:

         Item 6.  Exhibits and Reports on Form 8-K ...................        11

         Signatures ..................................................        12

                          GENRAD, INC. AND SUBSIDIARIES
                      Consolidated Statement of Operations
               (In thousands, except share and per share amounts)
                                   (Unaudited)

                                                     Three Months Ended
                                             ----------------------------------
                                                March 29,            March 30,
                                                  1997                 1996
                                             -------------        -------------

Sales:
   Sales of products                         $     41,322          $    34,934
   Sales of services                               11,178                8,620
                                             -------------         ------------
      Total sales                                  52,500               43,554
                                             -------------         ------------

Cost of sales:
   Cost of products sold                           17,497               16,649
   Cost of services sold                            5,988                4,070
                                             -------------         ------------
      Total cost of sales                          23,485               20,719
                                             -------------         ------------

Gross margin                                       29,015               22,835

Selling, general and administrative                17,477               12,495
Research and development                            4,680                4,381
                                             -------------         ------------
      Total operating expenses                     22,157               16,876
                                             -------------         ------------

Operating income                                    6,858                5,959

Other income (expenses):
   Interest, net                                      126             (  1,055)
   Other, net                                          18                   67
                                             -------------         ------------
      Total other income (expenses)                   144             (    988)
                                             --------------        ------------

Income before taxes                                 7,002                4,971
Income tax benefit                                  4,715                1,978
                                             -------------         ------------

Net Income                                   $     11,717          $     6,949
                                             =============         ============

Net income per common and common
   equivalent shares:
      Primary                                $       0.42          $      0.30
                                             =============         ============
      Fully diluted                          $       0.42          $      0.29
                                             =============         ============

Weighted average common and common
  equivalent shares used in computing per
  share amounts:

      Primary                                  28,106,000           23,256,000
                                             =============         ============
      Fully Diluted                            28,106,000           26,984,000
                                             =============         ============


              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.

                          PART I. FINANCIAL INFORMATION

                          GENRAD, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheet
               (In thousands, except share and per share amounts)

                                               March 29,            December 28,
                                                 1997                   1996
                                             -----------            ------------
                                             (Unaudited)
Assets
Current Assets:
    Cash and equivalents                     $      5,610          $     10,557
    Accounts receivable, net                       59,602                49,142
    Inventories:
      Raw materials                                13,106                10,632
      Work in process                               4,779                 4,075
      Finished goods                                4,333                 5,543
                                             -------------         -------------
         Total inventories                         22,218                20,250
                                             -------------         -------------

    Other current assets                            5,424                 4,501
                                             -------------         -------------
         Total current assets                      92,854                84,450
                                             -------------         -------------

Property, plant and equipment:
    Buildings and leasehold improvements            2,735                 2,908
    Machinery and equipment                        64,199                64,058
    Service parts                                  13,020                13,189
                                             -------------         -------------
                                                   79,954                80,155
    Accumulated depreciation                      (60,733)              (60,987)
                                             -------------         -------------
      Property, plant and equipment, net           19,221                19,168
                                             -------------         -------------

Deferred tax asset                                  7,874                 2,480
Intangible assets                                   8,124                 8,486
Other assets                                        1,085                 1,181
                                             -------------         -------------
                                             $    129,158          $    115,765
                                             =============         =============



              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.

                          GENRAD, INC. AND SUBSIDIARIES
                     Consolidated Balance Sheet (continued)
               (In thousands, except share and per share amounts)

                                                     March 29,      December 28,
                                                      1997              1996
                                                   -----------      ------------
                                                   (Unaudited)

Liabilities and Stockholders' Equity
Current Liabilities:
    Trade accounts payable                         $     12,331     $     7,171
    Accrued liabilities                                  11,707          15,007
    Accrued compensation and employee benefits            5,043           7,096
    Income taxes payable                                  1,707           1,537
                                                   -------------    ------------
       Total current liabilities                         30,788          30,811
                                                   -------------    ------------

Long-term Liabilities:
    Long-term debt                                          125             146
    Accrued pensions and benefits                        12,626          12,177
    Future lease costs of unused facilities               4,312           4,949
    Other long-term liabilities                           3,726           4,002
                                                   -------------     -----------
       Total long-term liabilities                       20,789          21,274
                                                   -------------     -----------

Stockholders' Equity:
    Common stock, $1 par value, 60,000,000 shares
    authorized; 26,638,000 and 26,048,000 issued
    and outstanding in 1997 and 1996, respectively       26,638          26,048
    Additional paid-in capital                          165,238         163,099
    Accumulated deficit                             (   112,070)      ( 123,787)
    Cumulative translation adjustment               (     2,225)      (   1,680)
                                                   -------------     -----------
        Total stockholders' equity                       77,581          63,680
                                                   -------------    ------------
                                                   $    129,158     $   115,765
                                                   =============    ============





              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.

                          GENRAD, INC. AND SUBSIDIARIES
                      Consolidated Statement of Cash Flows
                                 (In thousands)
                                   (Unaudited)


                                                                       Three Months Ended
                                                               --------------------------------
                                                                  March 29,         March 30,
                                                                     1997              1996
                                                               ---------------    -------------

Operating activities:
Net income                                                      $     11,717      $      6,949
Adjustments to reconcile net income to net cash
  (used in) provided by operating activities:
     Depreciation and amortization                                     2,016             1,678
     Gain on disposition of property, plant and equipment                145                --
     Reserve for future lease costs of unused facilities             (   637)           (  489)
(Decrease) increase resulting from changes in
  operating assets and liabilities:
     Accounts receivable                                             (11,996)           (1,021)
     Inventories                                                     ( 2,849)           (3,253)
     Other current assets                                            ( 1,055)           (1,418)
     Deferred tax asset                                              ( 5,394)           (2,480)
     Trade accounts payable                                            5,318            (  151)
     Accrued liabilities                                             ( 2,841)            4,625
     Accrued compensation and employee benefits                      ( 1,466)           (2,092)
     Accrued income taxes                                                188               312
     Other, net                                                          356               129
                                                                --------------    -------------
        Net cash (used in) provided by operating activities         (  6,498)            2,789
                                                                --------------    -------------

Investing activities:
Purchases of property, plant and equipment                          (  2,323)           (1,516)
Purchase of subsidiary                                                    --            (3,696)
Proceeds from sale of property, plant and equipment                       --               276
                                                                --------------    -------------
       Net cash used in investing activities                        (  2,323)           (4,936)
                                                                --------------    -------------

Financing activities:
Net change in long-term debt                                        (     21)              172
Payments under revolving lines of credit                                  --            (  156)
Proceeds from employee stock option exercises                          2,729             2,215
                                                                --------------    -------------
       Net cash provided by financing activities                       2,708             2,231
                                                                --------------    -------------

Effects of exchange rates on cash                                      1,166               319
                                                                --------------    -------------
(Decrease) increase in cash equivalents                            (   4,947)              403
Cash and equivalents at beginning of period                           10,557             9,064
                                                                --------------    -------------
Cash and equivalents at end of period                           $      5,610      $      9,467
                                                                ==============    =============




              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.

                          GENRAD, INC. AND SUBSIDIARIES
                Consolidated Statement of Cash Flows (continued)



Supplemental disclosure of non-cash financing activity:

In conjunction with the purchase of Test Technology Associates, Inc. in the first quarter of 1996, the Company had a minimum future obligation of $2.0 million which was classified as accrued liabilities and other long-term liabilities.










              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.

                          GENRAD, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

Note 1: Accounting Comments

Reference is made to the Company's 1996 Annual Report and Form 10-K which contains, at pages 27 through 39, financial statements and the notes thereto, including a summary of significant accounting policies.

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

Note 2: Earnings per share

The Company computes net income per common and common equivalent shares using the method prescribed in Accounting Principles Board Opinion No. 15, "Earnings per Share". The Company will adopt SFAS No. 128, "Earnings per Share" in the fourth quarter of 1997. Had the earnings per share calculation been applied on a basis consistent with the provisions of SFAS No. 128, the Company's earnings per share would have been reported as the pro forma amounts indicated below (in thousands, except per share amounts):


                                                                         Three Months Ended
                                                                   -----------------------------
                                                                     March 29,         March 30,
                                                                       1997              1996
                                                                   -----------         ---------
Basic earnings per share:
    Income available to common stockholders                        $  11,717           $   6,949
                                                                   ===========         =========

    Weighted average number of common shares outstanding              26,221              21,461
                                                                   ===========         =========

    Basic earnings per share                                       $    0.45           $    0.32
                                                                   ===========         =========

    Diluted earnings per share:
    Income available to common stockholders                        $  11,717           $   6,949
    Assumed deduction of 7 1/4% convertible subordinated
       debentures interest expense                                        --                 933
                                                                   -----------         ----------
    Income available to common stockholders and
       assumed conversions                                         $  11,717           $   7,882
                                                                   ===========         =========

    Weighted-average number of common shares outstanding              26,221              21,461
    Assumed conversion of 7 1/4% convertible subordinated
       debentures                                                         --               3,478
    Weighted-average incremental shares from assumed
       conversions of stock options                                    1,885               1,795
                                                                   -----------         ---------
                                                                      28,106              26,734
                                                                   ===========         =========
    Diluted earnings per share                                     $    0.42           $    0.29
                                                                   ===========         =========


                          GENRAD, INC. AND SUBSIDIARIES
                          -----------------------------

                     Management's Discussion and Analysis of
                     ---------------------------------------
                  Financial Condition and Results of Operations
                  ---------------------------------------------

Operating Results
-----------------

Orders for the Company's products and services increased to $61.3 million in the first quarter of 1997 from $48.3 million in the comparable period in 1996. The orders growth was experienced across all geographies and most markets, with the most significant order contributors coming from contract manufacturers, computer manufacturers and diagnostic and telecommunication customers in the North American and European markets.

Backlog at the end of the first quarter in 1997 was $33.4 million compared to $24.7 million at year-end 1996 and $32.0 million at the end of the 1996 first quarter. Multi-million dollar orders from a telecommunication customer for GENEVA and from a major motorbike manufacturer in Germany for Advanced Diagnostic Solutions (ADS) were major contributors to the overall increase in backlog. All of the 1997 first quarter backlog is scheduled for shipment prior to the end of 1997.

Net product and service sales in the 1997 and 1996 first quarters were $52.5 million and $43.6 million, respectively. The increase stems primarily from increased sales of Electronic Manufacturing Systems (EMS) in North America and Asia.

Sales from international markets decreased to 55% of sales in the 1997 first quarter as compared to 62% in the comparable 1996 period. This decrease was attributable to the strong results in North American sales. Product and service sales from international markets are subject to the risks of currency fluctuations.

Product gross margin as a percent of sales increased to 57.7% in the first quarter of 1997 as compared to 52.3% for the comparable period in 1996. Product margin improvements resulted from a combination of new product offerings which yielded higher gross margins, continued improvement in productivity and controlling manufacturing costs, and a reduction in warranty costs.

Service gross margin as a percent of sales decreased to 46.4% in the first quarter of 1997 as compared to 52.8% for the comparable period in 1996. Service margins were impacted by continuing competitive pricing pressures in the maintenance business.

Selling, general and administrative expenses increased in the first quarter of 1997 to $17.5 million as compared to $12.5 million in the comparable period in 1996. The increase in expenses is due primarily to additional selling expenses resulting from an increase in the Company's salesforce required to accommodate the growth in orders. The acquisition of several subsidiaries in 1996 also contributed to the increase in expenses in the first quarter of 1997 as compared to the comparable period in 1996.

Research and development expenses increased in the first quarter of 1997 to $4.7 million as compared to $4.4 million in the comparable period in 1996. As a percentage of product and service sales, research and development expenses decreased slightly to 8.9% in the first quarter of 1997 as

                     Management's Discussion and Analysis of
                     ---------------------------------------
                  Financial Condition and Results of Operations
                  ---------------------------------------------

Operating Results (continued)
-----------------------------

compared to 10.1% in the comparable period in 1996, primarily as a result of the overall increase in sales in the first quarter of 1997 as compared to 1996. The Company continues to invest in new product development and enhancements to existing products.

Net interest income in the first quarter of 1997 was $0.1 million as compared to $1.1 million of net interest expense for the comparable period in 1996. In the fourth quarter of 1996, the Company announced its redemption of all $50 million of its 7 1/4% convertible subordinated debentures. On the November 6, 1996 redemption date, the holders of the debentures converted $49.6 million of principal into common stock at a price of $14.375 per share and the remaining principal was redeemed in cash totaling $0.4 million, including accrued interest and bond redemption costs. As a result, virtually all of the Company's interest expense was eliminated in the first quarter of 1997 as compared to the first quarter of 1996.

A net income tax benefit of $5.4 million was recorded in the first quarter of 1997 as compared to $2.5 million in the comparable period in 1996. The tax benefit represents a reduction in the Company's valuation allowance for deferred taxes and was recorded due to management's improved expectations of future income and expected utilization of the Company's domestic net operating loss carryforwards.

Excluding the deferred tax benefits, the income tax provision was $0.7 million and $0.5 million in the first quarter of 1997 and 1996, respectively. Income taxes increased in the first quarter of 1997 as compared to the comparable period in 1996 due to an increased level of estimated foreign taxable income.

As a result of the above, the Company reported net income of $11.7 million for the first quarter of 1997 as compared to $6.9 million for the comparable period in 1996.

Liquidity and Sources of Capital
--------------------------------

Cash and equivalents at the end of the first quarter of 1997 totaled $5.6 million as compared to $10.6 million at year-end 1996 and $9.5 million at the end of the 1996 first quarter. The Company's current ratio at the end of the first quarter of 1997 increased to 3.0 from 2.7 at year-end 1996 and 1.7 at the end of the 1996 first quarter.

Cash used in operating activities was $6.5 million in the first quarter of 1997. Net income of $11.7 million for the three months ended March 29, 1997 included a $5.4 million non-cash benefit resulting from the deferred tax asset that was recorded in the first quarter of 1997. Increases in accounts receivable and inventory used cash of $14.8 million as a result of increases in sales and orders, and the maintenance of higher inventory levels to meet increasing customer demands. An increase in current liabilities provided cash of $1.2 million as a result of the timing of payments to employees and vendors.

                     Management's Discussion and Analysis of
                     ---------------------------------------
                  Financial Condition and Results of Operations
                  ---------------------------------------------

Liquidity and Sources of Capital (continued)
--------------------------------------------

During the three months ended March 29, 1997, $2.3 million of net cash was used for the purchase of property, plant and equipment. Capital expenditures were primarily for equipment used in research and development, and manufacturing, as well as leasehold improvements related to the move of the Company's corporate headquarters and manufacturing operations to Westford, Massachusetts planned for June 1997.

Net cash provided by financing activities, attributable to the issuances of stock under the Company's employee stock plans, was $2.7 million in the first quarter of 1997.

The Company's primary source of liquidity is internally generated funds. The Company also has an existing unsecured line of credit up to $25 million, against which there were no borrowings outstanding on March 29, 1997. Borrowings under the credit facility are subject to compliance with specified financial and operating covenants. The credit facility expires on December 31, 1998. The Company anticipates that in fiscal 1997 it will fund its working capital and capital expenditure requirements, make interest payments on its borrowings and meet its cash obligations from internally generated funds, and from the available credit facility.

The Company buys and sells foreign currencies using forward contracts intended to hedge payables and receivables denominated in foreign currencies. The Company primarily operates in U.S. dollars and European currencies. At March 29, 1997, the Company had forward exchange contracts to sell approximately $16.4 million of foreign currencies.

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

The Company's future operating results are dependent upon the Company's ability to develop, manufacture and market technologically innovative products that meet customers' needs, fund its working capital, capital expenditure and financing requirements and meet its cash obligations, including those arising from past restructurings.

The market for the Company's products is characterized by rapid technological change, evolving industry standards, changes in customers' needs, and frequent new product introductions and is therefore highly dependent on timely product innovation. Competition in the markets in which the Company operates is intense. The introduction by the Company or its competitors of products embodying new technology or the emergence of new industry standards or practices could render

                     Management's Discussion and Analysis of
                     ---------------------------------------
                  Financial Condition and Results of Operations
                  ---------------------------------------------


Factors that May Affect Future Results (continued)
--------------------------------------------------

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

                           PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(a) 10. Lease agreement dated July 26, 1996 between GenRad, Inc. and Michelson Farm - Westford Technology Park Trust, incorporated by reference to
         Exhibit 10 to the Company's report on Form 10-Q for the quarter ended June 29, 1996.

     11. Statement re: Computation of Earnings Per Share.

     27. Financial Data Schedule.

(b) There were no reports on Form 8-K filed during the quarter ended March 29, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                      GenRad, Inc.


                                      By: /s/  Paul Pronsky, Jr.
                                          -----------------------------------
                                          Paul Pronsky, Jr.
                                          Vice President and
                                          Chief Financial Officer and Secretary




Date:  May 2, 1997