Form 10-Q
period 1997-06-28
GENRAD INC
filed 1997-08-11
CIK 40972

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

                       For the Quarter Ended June 28, 1997

                           Commission File No. 1-8045

                            ________________________

                                  GenRad, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   Massachusetts                                04-1360950
        -------------------------------                   ----------------------
        (State or other jurisdiction of                   (I.R.S. Employer
         incorporation or organization)                   Identification Number)

7 Technology Park Drive, Westford, Massachusetts                01886-0033
------------------------------------------------                ----------
   (Address of principal executive offices)                     (Zip Code)

       Registrant's telephone number, including area code: (508) 589-7000




    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

26,914,018 shares of the Common Stock, $1 par value, were outstanding on August 5, 1997.

                          GENRAD, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                            Page
Part I. Financial Information:

        Consolidated Statement of Operation .............................      1

        Consolidated Balance Sheet ......................................  2 - 3

        Consolidated Statement of Cash Flows ............................      4

        Notes to Consolidated Financial Statements ......................  5 - 6

        Management's Discussion and Analysis of
          Financial Condition and Results of Operation .................. 7 - 10


Part II. Other Information:

        Item 4. Submissions of Matters to a Vote of Security Holders ....     11

        Item 6. Exhibits and Reports on Form 8-K ........................     11

        Signatures ......................................................     12

                          PART I. FINANCIAL INFORMATION

                          GENRAD, INC. AND SUBSIDIARIES
                      Consolidated Statement of Operations
               (In thousands, except share and per share amounts)
                                   (Unaudited)


                                                     Three Months Ended                 Six Months Ended
                                                   ----------------------            -----------------------
                                                   June 28,        June 29,          June 28,      June 29,
                                                     1997            1996              1997          1996
                                                   --------        -------           --------      ---------
Sales:
      Sales of products                               $50,213        $35,959           $91,535       $70,893
      Sales of services                                10,837          9,209            22,015        17,829
                                                   ----------    -----------         ---------    ----------
      Total sales                                      61,050         45,168           113,550        88,722
                                                   ----------    -----------         ---------    ----------

Cost of sales:
      Cost of products sold                            24,920         16,024            42,417        32,673
      Cost of services sold                             6,593          4,922            12,581         8,992
                                                   ----------    -----------         ---------    ----------
                                                       31,513         20,946            54,998        41,665
                                                   ----------    -----------         ---------    ----------

Gross profit                                           29,537         24,222            58,552        47,057

Selling, general and administrative                    16,037         12,943            33,514        25,438
Research and development                                4,565          4,088             9,245         8,469
                                                   ----------    -----------         ---------    ----------
Total operating expenses                               20,602        17,031             42,759        33,907
                                                   ----------    -----------         ---------    ----------

Operating income                                        8,935         7,191             15,793        13,150

Other (expense) income:
      Interest, net                                      (134)         (984)                (8)       (2,039)
      Other, net                                          (74)          (19)               (56)           48
                                                   ----------    -----------         ---------    ----------
Total other expense                                      (208)       (1,003)               (64)       (1,991)
                                                   ----------    -----------         ---------    ----------
Income before income taxes                              8,727          6,188            15,729        11,159
                                                   ----------    -----------         ---------    ----------

Income tax provision (benefit):
      Income tax provision                                806            477             1,479           979
      Income tax benefit for reversal of deferred
        Tax asset valuation allowance                       -              -            (5,388)       (2,480)
                                                   ----------    -----------         ---------    ----------
Income tax provision (benefit)                            806            477            (3,909)       (1,501)
                                                   ----------    -----------         ---------    ----------

Net Income                                            $ 7,921        $ 5,711           $19,638       $12,660
                                                   ==========    ===========         =========    ==========
Net income per common and common
      equivalent shares:

   Primary                                            $  0.28        $  0.24           $  0.70      $   0.54
                                                   ==========    ===========         =========    ==========
   Fully diluted                                      $  0.28        $  0.24           $  0.69      $   0.53
                                                   ==========    ===========         =========    ==========


Weighted average common and common
  equivalent shares used in computing per
  share amounts:

      Primary                                      28,177,000     23,981,000         28,097,000   23,570,000
                                                   ==========    ===========         ==========   ===========
      Fully diluted                                28,741,000     24,160,000         28,404,000   23,940,000
                                                   ==========    ===========         ==========   ===========


        The accompanying notes are an integral part of these Consolidated
                              Financial Statements.

                          GENRAD, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheet
               (In thousands, except share and per share amounts)


                                                     June 28,       December 28,
                                                        1997                1996
                                                  -----------       ------------
                                                  (Unaudited)
Assets
Current Assets:
   Cash and equivalents                             $  14,540          $  10,557
   Accounts receivable, net                            61,556             49,142
   Inventories:
     Raw materials                                     12,385             10,632
     Work in process                                    4,097              4,075
     Finished goods                                     4,126              5,543
                                                    ---------          ---------
         Total inventories                             20,608             20,250

     Other current assets                               5,068              4,501
                                                    ---------          ---------
         Total current assets                         101,772             84,450
                                                    ---------          ---------

Property, plant and equipment:
   Buildings and leasehold improvements                 2,773              2,908
   Machinery and equipment                             75,514             64,058
   Service parts                                       11,314             13,189
                                                    ---------          ---------
                                                       89,601             80,155
   Accumulated depreciation                           (60,445)           (60,987)
                                                    ---------          ---------
         Property, plant and equipment, net            29,156             19,168
                                                    ---------          ---------

Deferred tax asset                                      7,874              2,480
Intangible assets                                       7,723              8,486
Other assets                                            1,868              1,181
                                                    ---------          ---------
                                                    $ 148,393          $ 115,765
                                                    =========          =========



        The accompanying notes are an integral part of these Consolidated
                             Financial Statements.

                                 GENRAD, INC. AND SUBSIDIARIES
                             Consolidated Balance Sheet (continued)
                       (In thousands, except share and per share amounts)


                                                               June 28,       December 28,
                                                                  1997               1996
                                                            -----------       ------------
                                                            (Unaudited)
Liabilities and Stockholders' Equity
Current Liabilities:
   Trade accounts payable                                     $  10,051          $   7,171
   Accrued liabilities                                           11,875             15,007
   Accrued compensation and employee benefits                     3,532              7,096
   Income taxes payable                                           2,486              1,537
   Current portion of long-term debt                              2,903                 --
                                                              ---------          ---------
        Total current liabilities                                30,847             30,811
                                                              ---------          ---------

Long-term Liabilities:
   Long-term debt                                                 9,607                146
   Accrued pensions and benefits                                 12,583             12,177
   Future lease costs of unused facilities                        4,700              4,949
   Other long-term liabilities                                    3,804              4,002
                                                              ---------          ---------
        Total long-term liabilities                              30,694             21,274
                                                              ---------          ---------

Stockholders' Equity:
  Common stock, $1 par value, 60,000,000 shares
    authorized; 26,814,000 and 26,048,000 issued and
    outstanding in 1997 and 1996, respectively                   26,814             26,048
  Additional paid-in capital                                    166,248            163,099
  Accumulated deficit                                          (104,149)          (123,787)
  Cumulative translation adjustment                              (2,061)            (1,680)
                                                              ---------          ---------
        Total stockholders' equity                               86,852             63,680
                                                              ---------          ---------
                                                              $ 148,393          $ 115,765
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

                          GENRAD, INC. AND SUBSIDIARIES
                      Consolidated Statement of Cash Flows
                                 (In thousands)
                                   (Unaudited)


                                                                    Six Months Ended
                                                              ----------------------------
                                                               June 28,          June 29,
                                                                 1997              1996
                                                              ---------          ---------
Operating activities:
Net income                                                    $  19,638          $  12,660
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
   Depreciation and amortization                                  3,877              3,160
   Gain on disposition of property, plant and equipment             (66)                --
   Reserve for future lease costs of unused facilities             (249)              (992)
 (Decrease) increase resulting from changes in
  operating assets and liabilities:
   Accounts receivable                                          (13,539)            (7,262)
   Inventories                                                     (959)            (4,551)
   Other current assets                                            (687)            (1,560)
   Deferred tax asset                                            (5,394)            (2,480)
   Trade accounts payable                                         3,003             (1,624)
        Accrued liabilities                                      (2,354)               455
   Accrued compensation and employee benefits                    (2,718)            (3,333)
   Accrued income taxes                                             972                867
   Other, net                                                      (826)              (157)
                                                              ---------          ---------
   Net cash provided by (used in) operating activities              698             (4,817)
                                                              ---------          ---------

Investing activities:
Purchases of property, plant and equipment                      (13,269)            (4,214)
Purchase of subsidiary                                               --             (3,745)
Proceeds from sale of property, plant and equipment                 133                583
                                                              ---------          ---------
         Net cash used in investing activities                  (13,136)            (7,376)
                                                              ---------          ---------
Financing activities:
Net change in long-term debt                                     11,864                 14
Net change in revolving line of credit                               --              3,283
Proceeds from employee stock option exercises                     3,915              3,908
                                                              ---------          ---------
         Net cash provided by financing activities               15,779              7,205
                                                              ---------          ---------

Effects of exchange rates on cash                                   642                245
                                                              ---------          ---------
Increase (decrease) in cash equivalents                           3,983             (4,743)
Cash and equivalents at beginning of period                      10,557              9,064
                                                              ---------          ---------
Cash and equivalents at end of period                         $  14,540          $   4,321
                                                              =========          =========


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


                                                               Three Months Ended                Six Months Ended
                                                            -------------------------       --------------------------
                                                            June 28,         June 29,        June 28,         June 29,
                                                              1997             1996            1997             1996
                                                            --------         --------        --------         --------
Basic earnings per share:

Income available to common stockholders                     $ 7,921          $ 5,711         $19,638          $12,660
                                                            =======          =======         =======          =======

Weighted average number of common shares outstanding         26,697           21,901          26,414           21,681
                                                            =======          =======         =======          =======

Basic earnings per share                                      $0.30            $0.26           $0.74            $0.58
                                                            =======          =======         =======          =======
Diluted earnings per share:
Income available to common stockholders                     $ 7,921          $ 5,711         $19,638          $12,660
                                                            =======          =======         =======          =======

Weighted-average number of common shares outstanding         26,697           21,901          26,414           21,681
Weighted-average incremental shares from assumed
   conversions of stock options                               1,480            2,080           1,682            1,817
                                                            -------          -------         -------          -------
                                                             28,177           23,981          28,096           23,498
                                                            =======          =======         =======          =======

Diluted earnings per share                                    $0.28            $0.24           $0.70            $0.54
                                                            =======          =======         =======          =======


                          GenRad, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

Note 3: Borrowings:

Line of Credit (revolving credit agreement): On May 6, 1997 the Company modified its $25 million credit facility. Borrowings under the credit facility will expire on December 31, 1998 and are subject to compliance with specified financial and operating covenants. Interest will be payable at the lesser of (i) the prime interest rate, or (ii) under a LIBOR option, with borrowing spreads of LIBOR plus 1.25% to LIBOR plus 1.75%. The unused commitment fee ranges from 0.250% to 0.625%, based upon the Company's financial performance. There were no borrowings outstanding on the line of credit at June 28, 1997.

Long-term debt (facility agreement): On June 26, 1997, the Company entered into a term loan which provided approximately $12 million for the purchase of furniture and fixtures for the Company's new corporate headquarters and manufacturing facility in Westford, Massachusetts. The term of the loan is five years and expires June 26, 2002. Twenty equal quarterly principal payments of $0.6 million are due commencing in September 1997. Interest is payable quarterly in arrears at LIBOR plus 1.25%.

                          GENRAD, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Operating Results
-----------------

Orders for the Company's products and services increased to $56.9 million and $118.2 million for the three months and six months ended June 28, 1997, respectively, from $43.2 million and $91.4 million for the comparable periods in 1996. Orders increased in North America and Europe in the 1997 second quarter from the comparable period in 1996, with a minimal decrease in Asian orders. For the six months ended June 28, 1997, orders increased across all geographies and most product lines with the most significant order contributors coming from contract manufacturing, transportation and telecommunication industries.

Backlog at the end of the 1997 second quarter was $29.3 million compared to $24.7 million at year-end 1996 and $30.0 million at the end of the 1996 second quarter. Backlog at June 28, 1997 increased from year-end 1996 due to the Company's continued growth in orders. Backlog at the end of the second quarter of 1997 decreased from the comparable period in 1996 due to the Company's ability to more quickly deliver orders to customers as a result of improvements in its manufacturing processes. The Company believes that a substantial portion of the 1997 second quarter backlog will be shipped prior to the end of 1997.

Net product and service sales were $61.1 million and $113.6 million for the three months and six months ended June 28, 1997, respectively, as compared to $45.2 million and $88.7 million for the comparable periods in 1996. Sales increased primarily as a result of increased sales across all product lines with the largest contributions coming from Electronic Manufacturing Systems (EMS) and Advanced Diagnostic Solutions (ADS).

Sales from international markets were 56.9% and 56.1% for the three months and six months ended June 28, 1997, respectively, as compared to 54.6% and 58.3% for the similar periods in 1996. International sales increased for the three months ended June 28, 1997 from the comparable period in 1996, primarily as a result of sales by ADS to BMW AG Motorcycles Division and Saab Automobiles AB. International sales decreased for the six months ended June 28, 1997 from the comparable period in 1996, primarily as a result of strong sales in North America of EMS products in the first six months of 1997.

Product margins were 50.4% and 53.7% for the three months and six months ended June 28, 1997, respectively, as compared to 55.4% and 53.9% for the comparable periods in 1996. Product margins decreased as a result of a change in the Company's product mix. GENEVA and ADS, having slightly lower than average margins as compared to EMS, have continued to grow and represented a higher proportion of sales than in earlier periods.

Service margins were 39.2% and 42.9% for the three months and six months ended June 28, 1997, respectively, as compared to 46.6% and 49.6% for the comparable period in 1996. Service margins decreased as a result of continuing competitive pricing pressures in the maintenance business and an increase in infrastructure costs to support the Company's growing programming service business.

Selling, general and administrative expenses increased in the three and six month periods ended June 28, 1997 to $16.0 million and $33.5 million, respectively, from $12.9 million and $25.4 million in the comparable periods in 1996. The increase in these expenses is due primarily to additional selling expenses resulting from an increase in the Company's sales force which has contributed to the growth in orders. The acquisition of several subsidiaries in 1996 also contributed to the increase in these expenses.

                     Management's Discussion and Analysis of
                     ---------------------------------------
                  Financial Condition and Results of Operations
                  ---------------------------------------------

Operating Results (continued)
-----------------------------

Research and development expenses increased for the three and six month periods ended June 28, 1997 to $4.6 million and $9.2 million, respectively, from $4.1 million and $8.5 million in the comparable periods in 1996. As a percentage of product and service sales, research and development expenses decreased to 7.5% and 8.1% for the three and six month periods ended June 28, 1997, respectively, as compared to 9.1% and 9.5% in the comparable periods of 1996, which was primarily the result of the overall increase in sales in 1997 as compared to 1996. The Company continues to invest in new product development and enhancements to existing products.

Net interest expense decreased in the three and six month periods ended June 28, 1997 to $0.1 million and $0, respectively, from $1.0 million and $2.0 million in the comparable period in 1996. In the fourth quarter of 1996, the Company announced its redemption of all $50 million of its 7 1/4% convertible subordinated debentures. On the November 6, 1996 redemption date, the holders of the debentures converted $49.6 million of principal into common stock at a price of $14.375 per share and the remaining principal was redeemed in cash totaling $0.4 million, including accrued interest and bond redemption costs. As a result, a significant amount of the Company's interest expense was eliminated in the 1997 periods as compared to 1996.

A net income tax benefit of $5.4 million was recorded in the first quarter of 1997 as compared to $2.5 million in the comparable period in 1996. The tax benefit represents a reduction in the Company's valuation allowance for deferred taxes and was recorded due to management's expectations of future income and expected utilization of the Company's domestic net operating loss carryforwards.

Income tax expense increased for the three months ended June 28, 1997 to $0.8 million from $0.5 million in the comparable period in 1996. Excluding the deferred tax benefits, the income tax provision was $1.5 million for the six months ended June 28, 1997 as compared to $1.0 million for the comparable period in 1996. Income taxes increased in 1997 as compared to 1996 due to an increased level of estimated foreign taxable income.

As a result of the above, the Company reported net income of $7.9 million for three months and $19.6 million for the six months ended June 28, 1997, as compared to net income of $5.7 million and $12.7 million, respectively, for the comparable periods in 1996.

                     Management's Discussion and Analysis of
                     ---------------------------------------
                  Financial Condition and Results of Operations
                  ---------------------------------------------

Liquidity and Sources of Capital
--------------------------------

Cash provided by operating activities was $0.7 million for the six months ended June 28, 1997 as compared to $4.8 million of cash used in operating activities for the comparable period in 1996. The improved cash flow is primarily attributable to an overall increase in net income.

During the six months ended June 28, 1997, cash used from investing activities was $13.1 million as compared to $7.4 million for the comparable period in 1996. The 1997 capital expenditures of $13.1 million were primarily for the purchase of leasehold improvements, equipment and furniture for the new corporate headquarters and manufacturing facility in Westford, Massachusetts.

Cash provided by financing activities was $15.8 million as compared to $7.2 million for the six months ended June 28, 1997 and June 29, 1996, respectively. The Company entered into a five year term loan to finance the capital expenditures, noted in the previous paragraph, which accounted for the net increase in long-term debt of $11.9 million for the six months ended June 28, 1997. Proceeds from employee stock option exercises provided cash of $3.9 million for the six months ended June 28, 1997.

The Company's primary source of liquidity is internally generated funds. The Company also has an existing unsecured line of credit up to $25 million, against which there were no borrowings outstanding on June 28, 1997. Borrowings under the credit facility are subject to compliance with specified financial and operating covenants. The credit facility expires on December 31, 1998. The Company anticipates that in fiscal 1997 it will fund its working capital and capital expenditure requirements, make interest payments on its borrowings and meet its cash obligations from internally generated funds, and from the available credit facility.

The Company buys and sells foreign currencies using forward contracts intended to hedge payables and receivables denominated in foreign currencies. The Company primarily operates in U.S. dollars and European currencies. At June 28, 1997, the Company had forward exchange contracts to sell approximately $19.2 million of foreign currencies.

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

The Company's future operating results are dependent upon the Company's ability to develop, manufacture and market technologically innovative products that meet customers' needs, fund its working capital, capital and financing requirements and meet its cash obligations, including those arising from past restructurings.

                     Management's Discussion and Analysis of
                     ----------------------------------------
                  Financial Condition and Results of Operations
                  ---------------------------------------------

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

Although margins continue to be impacted by competitive pricing pressures, the Company's manufacturing costs have decreased due to engineered cost reductions and manufacturing efficiencies.

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

                           PART II. OTHER INFORMATION

Item 4. Submissions of Matters to a Vote of Security Holders

    (a) The Annual Meeting of Shareholders of GenRad, Inc. was held on May 8, 1997 (the "Annual Meeting").

    (b) Not required pursuant to instructions No. 3.

    (c) Votes were cast or withheld in connection with the election of directors at the Annual Meeting as follows:

        Name of Director                  For           Withheld
        -------------------            ----------       --------
        James F. Lyons                 20,007,843        466,309
        Adriana Stadecker              20,019,799        454,353
        Lowell B. Hawkinson            20,025,634        448,518

        Votes were cast or withheld in connection with the following proposals, more fully described in the Company's Proxy Statement dated April 7, 1997 at the Annual Meeting.


                                                         Affirmative      Negative                       Not
                                                            Votes           Votes      Abstained        Voted
                                                         -----------      --------     ---------        -----
        1) To amend the Company's 1991 Equity
           Incentive Plan by increasing by
           2,000,000 the shares of Common Stock
           available for issuance thereunder, which
           shares had been granted under options to
           officers of the Company.                        9,027,891     4,730,303      179,234       6,536,724

        2) To amend the Company's 1991 Equity
           Incentive Plan by limiting the number of
           shares of Company Stock available to any
           participant in any one year to 500,000         19,985,597       298,392      190,163              --
           shares.


Item 6. Exhibits and Reports on Form 8-K

    (a) 10. Lease agreement dated July 26, 1996 between GenRad, Inc. and Michelson Farm - Westford Technology Park Trust, incorporated by reference to Exhibit 10 to the Company's report on Form 10-Q for the quarter ended June 29, 1996.

        10.1 Facility agreement dated June 26, 1997 between GenRad Limited and BankBoston, N.A. London Branch.

        10.2 Amended and restated revolving credit agreement dated May 6, 1997 between GenRad, Inc. and BankBoston, N.A.

        11.  Statement re: Computation of Earnings Per Share.

        27.  Financial Data Schedule.

    (b) There were no reports on Form 8-K filed during the quarter ended June 28, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        GenRad, Inc.


                                 By: /S/  Paul Pronsky, Jr.
                                     ------------------------------------------
                                          Paul Pronsky, Jr.
                                          Vice President and
                                          Chief Financial Officer and Secretary


Date:  August 11, 1997