Form 10-Q
period 1997-09-27
GENRAD INC
filed 1997-10-28
CIK 40972

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                    For the Quarter Ended September 27, 1997


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


       Registrant's telephone number, including area code: (978) 589-7000



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

27,287,569 shares of the Common Stock, $1 par value, were outstanding on October 23, 1997.


================================================================================

                          GENRAD, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS


                                                                           Page
                                                                           ----

Part I. Financial Information:

        Consolidated Statement of Operations ..............................   1
        Consolidated Balance Sheet ........................................ 2-3
        Consolidated Statement of Cash Flows ..............................   4
        Notes to Consolidated Financial Statements ........................ 5-6
        Management's Discussion and Analysis of
          Financial Condition and Results of Operation ....................7-10

Part II. Other Information:

       Item 6.  Exhibits and Reports on Form 8-K...........................  11

       Signatures..........................................................  12

                          PART I. FINANCIAL INFORMATION
                          GENRAD, INC. AND SUBSIDIARIES
                      Consolidated Statement of Operations
               (In thousands, except share and per share amounts)
                                   (Unaudited)


                                           Three Months Ended                            Nine Months Ended
                                September 27,           September 28,         September 27,             September 28,
                                        1997                    1996                  1997                     1996
                                --------------         --------------         --------------            ---------------
Sales:
      Sales of products         $       47,474         $       35,227         $      139,009            $       106,120
      Sales of services                 11,396                 10,925                 33,411                     28,754
                                --------------         --------------         --------------            ---------------
      Total sales                       58,870                 46,152                172,420                    134,874
                                --------------         --------------         --------------            ---------------


Cost of sales:
      Cost of products sold             19,263                 15,389                 61,680                     48,062
      Cost of services sold              6,776                  6,865                 19,357                     15,857
                                 -------------         --------------         --------------             --------------
                                        26,039                 22,254                 81,037                     63,919
                                 -------------         --------------         --------------             --------------


Gross profit                            32,831                 23,898                 91,383                     70,955


Selling, general and
  administrative                        16,813                 13,686                 50,327                     39,124
Research and development                 4,938                  4,175                 14,183                     12,644
                                --------------         --------------         --------------            ---------------
       Total operating expenses         21,751                 17,861                 64,510                     51,768
                                --------------         --------------         --------------            ---------------


Operating income                        11,080                  6,037                 26,873                     19,187

Other (expense) income:
      Interest, net                       (181)                (1,079)                  (189)                    (3,118)
      Other, net                          (231)                   352                   (287)                       400
                                --------------         --------------         --------------            ---------------
      Total other expense                 (412)                  (727)                  (476)                    (2,718)
                                --------------         --------------         --------------            ---------------

Income before income taxes              10,668                  5,310                 26,397                     16,469
Income tax provision (benefit)           1,063                    300                 (2,846)                    (1,201)
                                --------------         --------------         --------------            ---------------


Net Income                      $        9,605         $        5,010         $       29,243            $        17,670
                                ==============         ==============         ==============            ===============


Net income per common and common
      equivalent shares:
              Primary           $         0.33         $         0.21         $         1.03            $          0.74
                                ==============         ==============         ==============            ===============
              Fully diluted     $         0.33         $         0.21         $         1.01            $          0.74
                                ==============         ==============         ==============            ===============


Weighted average common and common
      equivalent shares used in computing
      per share amounts:
              Primary               29,212,000             24,029,000             28,498,000                 23,723,000
                                ==============         ==============         ==============            ===============
              Fully diluted         29,452,000             24,240,000             28,976,000                 23,951,000
                                ==============         ==============         ==============            ===============



              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.

                          GENRAD, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheet
               (In thousands, except share and per share amounts)


                                          September 27,                       December 28,
                                                  1997                               1996
                                          -------------                       ------------
                                          (Unaudited)
Assets
Current Assets:
    Cash and equivalents                  $     22,617                        $     10,557
    Accounts receivable, net                    63,582                              49,142
    Inventories:
      Raw materials                             12,895                              10,632
      Work in process                            6,377                               4,075
      Finished goods                             4,612                               5,543
                                          ------------                        ------------
         Total inventories                      23,884                              20,250
                                          ------------                        ------------

      Other current assets                       4,765                               4,501
         Total current assets                  114,848                              84,450

Property, plant and equipment:
    Buildings and leasehold improvements        12,266                               2,908
    Machinery and equipment                     55,367                              64,058
    Service parts                               11,185                              13,189
                                          ------------                        ------------
                                                78,818                              80,155
    Accumulated depreciation                   (47,716)                            (60,987)
                                          ------------                        ------------
       Property, plant and equipment, net       31,102                              19,168
                                          ------------                        ------------

Deferred tax asset                               7,874                               2,480
Intangible assets                                7,506                               8,486
Other assets                                     1,587                               1,181
                                          ------------                        ------------
                                          $    162,917                        $    115,765
                                          ============                        ============



              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.

                          GENRAD, INC. AND SUBSIDIARIES
                     Consolidated Balance Sheet (continued)
               (In thousands, except share and per share amounts)



                                                             September 27,                    December 28,
                                                                    1997                            1996
                                                             --------------                   -------------
                                                             (Unaudited)

Liabilities and Stockholders' Equity
Current Liabilities:
Trade accounts payable                                       $       11,601                   $       7,171
Accrued liabilities                                                   9,109                          15,007
Accrued compensation and employee benefits                            5,568                           7,096
Income taxes payable                                                  3,414                           1,537
Current portion of long-term debt                                     2,831                              --
                                                             --------------                   -------------
         Total current liabilities                                   32,523                          30,811
                                                             --------------                   -------------

Long-term Liabilities:
Long-term debt                                                        8,741                             146
Accrued pensions and benefits                                        13,228                          12,177
Future lease costs of unused facilities                               4,404                           4,949
Other long-term liabilities                                           3,728                           4,002
                                                             --------------                   -------------
         Total long-term liabilities                                 30,101                          21,274
                                                             --------------                   -------------

Stockholders' Equity:
    Common stock, $1 par value, 60,000,000 shares
      authorized; 27,278,000 and 26,048,000 issued and
      outstanding in 1997 and 1996, respectively                     27,278                          26,048
    Additional paid-in capital                                      170,023                         163,099
    Accumulated deficit                                             (94,544)                       (123,787)
    Cumulative translation adjustment                                (2,464)                         (1,680)
                                                             --------------                   -------------
         Total stockholders' equity                                 100,293                          63,680
                                                             --------------                   -------------
                                                             $      162,917                   $     115,765
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

                          GENRAD, INC. AND SUBSIDIARIES
                      Consolidated Statement of Cash Flows
                                 (In thousands)
                                   (Unaudited)



                                                                            Nine Months Ended
                                                             ---------------------------------------------
                                                             September 27,                   September 28,
                                                                     1997                            1996
                                                             -------------                   -------------
Operating activities:
Net income                                                   $      29,243                   $      17,670
Adjustments to reconcile net income to
  net cash provided by (used in) operating
  activities:
    Depreciation and amortization                                    5,934                           4,748
    Loss on disposition of property, plant and equipment               265                              --
    Reserve for future lease costs of unused facilities               (545)                         (1,245)
(Decrease) increase resulting from changes in
  operating assets and liabilities:
    Accounts receivable                                            (16,212)                         (2,885)
    Inventories                                                     (4,610)                         (4,910)
    Other current assets                                              (437)                         (3,378)
    Deferred tax asset                                              (5,394)                         (2,480)
    Trade accounts payable                                           4,623                          (1,723)
    Accrued liabilities                                             (4,892)                         (1,987)
    Accrued compensation and employee benefits                          83                          (4,320)
    Accrued income taxes                                             1,907                             887
    Other, net                                                        (549)                            (57)
                                                             -------------                   -------------
        Net cash provided by operating activities                    9,416                             320
                                                             -------------                   -------------

Investing activities:
Purchases of property, plant and equipment                         (17,586)                         (5,436)
Purchase of subsidiaries                                                --                          (4,576)
Proceeds from sale of property, plant and equipment                    133                             587
                                                             -------------                   -------------
        Net cash used in investing activities                      (17,453)                         (9,425)
                                                             -------------                   -------------

Financing activities:
Proceeds from issuance of debt                                      11,654                              --
Repayment of debt                                                     (728)                           (111)
Net change in revolving line of credit                                  --                            (729)
Proceeds from employee stock option exercises                        8,154                           5,150
                                                            --------------                   -------------
        Net cash provided by financing activities                   19,080                           4,310
                                                            --------------                   -------------

Effects of exchange rates on cash                                    1,017                             171
                                                            --------------                   -------------
Increase (decrease) in cash equivalents                             12,060                          (4,624)
Cash and equivalents at beginning of period                         10,557                           9,064
                                                            --------------                   -------------
Cash and equivalents at end of period                       $       22,617                   $       4,440
                                                            ==============                   =============



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



                                                       Three Months Ended                   Nine Months Ended
                                              ---------------------------------     --------------------------------
                                              September 27,       September 28,     September 27,      September 28,
                                                      1997                1996              1997               1996
                                              --------------      -------------     -------------      -------------
Basic earnings per share:
Income available to common stockholders       $        9,605      $       5,010     $      29,243      $      17,670
                                              ==============      =============     =============      =============
Weighted average number of common shares
  outstanding                                         26,992             22,115            26,636             21,826
                                              ==============      =============     =============      =============

Basic earnings per share                      $         0.36      $        0.23     $        1.10      $        0.81
                                              ==============      =============     =============      =============
Diluted earnings per share:
Income available to common stockholders       $        9,605      $       5,010     $      29,243      $      17,670
                                              ==============      =============     =============      =============

Weighted average number of common shares
  outstanding                                         26,992             22,115            26,636             21,826
Weighted average incremental shares from
   assumed conversions of stock options                2,220              1,914             1,315              1,777
                                              --------------      -------------     -------------      -------------
                                                      29,212             24,029            27,951             23,603
                                              ==============      ==============    =============      =============

Diluted earnings per share                    $         0.33      $        0.21     $        1.05      $        0.75
                                              ==============      =============     =============      =============


                          GENRAD, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

Note 3: Borrowings

Line of Credit (revolving credit agreement): On May 6, 1997 the Company modified its $25 million credit facility. Borrowings under the credit facility will expire on December 31, 1998 and are subject to compliance with specified financial and operating covenants. Interest will be payable at the lesser of (i) the prime interest rate, or (ii) under a LIBOR option, with borrowing spreads of LIBOR plus 1.25% to LIBOR plus 1.75%. The unused commitment fee ranges from 0.250% to 0.625%, based upon the Company's financial performance. There were no borrowings outstanding on the line of credit at September 27, 1997.

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

                          GENRAD, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Operating Results

Orders for the Company's products and services increased to $59.6 million and $177.8 million for the three months and nine months ended September 27, 1997, respectively, from $43.4 million and $134.9 million for the comparable periods in 1996. For the three and nine months ended September 27, 1997, orders increased across all geographies and most product lines with the most significant increases coming from customers in the contract manufacturing, transportation and telecommunication industries.

Backlog at the end of the 1997 third quarter was $30.0 million as compared to $24.7 million at year-end 1996 and $27.2 million at the end of the 1996 third quarter. Backlog at September 27, 1997 increased from the prior periods due to the Company's continued growth in orders, primarily due to multi-million dollar orders received during the third quarter for the GENEVA(R) product line. The Company believes that a substantial portion of the 1997 third quarter backlog will be shipped prior to the end of 1997.

Net product and service sales were $58.9 million and $172.4 million for the three months and nine months ended September 27, 1997, respectively, as compared to $46.2 million and $134.9 million for the comparable periods in 1996. Sales increased in the third quarter ended September 27, 1997 from the comparable period in 1996 as a result of increased shipments of Electronic Manufacturing Systems (EMS) to customers in North America and Europe, partially offset by a minimal decrease in Asian shipments. Sales increased for the nine months ended September 27, 1997 from the comparable period in 1996 across all geographies and product lines with the most significant contributions from EMS shipments in North America.

Sales from international markets were 45.8% and 52.7% for the three months and nine months ended September 27, 1997, respectively, as compared to 52.7% and 56.4% for the similar periods in 1996. International sales as a percentage of total sales decreased for the three and nine months ended September 27, 1997 from the comparable periods in 1996, primarily as a result of strong sales in North America of EMS products.

Product margins were 59.4% and 55.6% for the three months and nine months ended September 27, 1997, respectively, as compared to 56.3% and 54.7% for the comparable periods in 1996. Product margins increased due to a greater proportion of sales from EMS from the comparable periods in 1996.

Service margins were 40.5% and 42.1% for the three months and nine months ended September 27, 1997, respectively, as compared to 37.2% and 44.9% for the comparable periods in 1996. Service margins increased in the third quarter ended September 27, 1997 due to increased efficiencies in the field and programming services businesses. Service margins decreased for the nine months ended September 27, 1997 as a result of continuing competitive pricing pressures in the maintenance business and an increase in infrastructure costs to support the Company's growing programming service business.

Selling, general and administrative expenses increased in the three and nine month periods ended September 27, 1997 to $16.8 million and $50.3 million, respectively, from $13.7 million and $39.1 million in the comparable periods in 1996. The increase in these expenses is due primarily to additional selling and personnel related costs for the Company's investment in infrastructure. Rent expense increased in the third quarter of 1997 as a result of the relocation of the Company's corporate headquarters and manufacturing facilities in June 1997.

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Operating Results (continued)

Research and development expenses increased for the three and nine month periods ended September 27, 1997 to $4.9 million and $14.2 million, respectively, from $4.2 million and $12.6 million in the comparable periods in 1996. As a percentage of product and service sales, research and development expenses decreased to 8.4% and 8.2% for the three and nine month periods ended September 27, 1997, respectively, as compared to 9.0% and 9.4% in the comparable periods of 1996, as a result of the overall increase in sales in 1997 as compared to 1996. The Company continues to invest in new product development and enhancements to existing products.

Net interest expense decreased to $0.2 million in each of the three and nine month periods ended September 27, 1997 from $1.1 million and $3.1 million in the comparable periods in 1996. In the fourth quarter of 1996, the Company announced its redemption of all $50 million of its 7 1/4% convertible subordinated debentures. On the November 6, 1996 redemption date, the holders of the debentures converted $49.6 million of principal into common stock at a price of $14.375 per share and the remaining principal was redeemed in cash totaling $0.4 million, including accrued interest and bond redemption costs. As a result, a significant amount of the Company's interest expense was eliminated.

A net income tax benefit of $5.4 million was recorded in the first quarter of 1997 as compared to $2.5 million in the comparable period in 1996. The tax benefit represents a reduction in the Company's valuation allowance for deferred taxes and was recorded due to management's expectations of future income and expected utilization of the Company's domestic net operating loss carryforwards.

Income tax expense increased for the three months ended September 27, 1997 to $1.1 million from $0.3 million in the comparable period in 1996. Excluding the deferred tax benefits, the income tax provision was $2.6 million for the nine months ended September 27, 1997 as compared to $1.3 million for the comparable period in 1996. Income taxes increased in 1997 as compared to 1996 due to an increase in the estimate of foreign taxable income, which was taxed at higher rates.

As a result of the above, the Company reported net income of $9.6 million for three months and $29.2 million for the nine months ended September 27, 1997, as compared to net income of $5.0 million and $17.7 million, respectively, for the comparable periods in 1996.

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Liquidity and Sources of Capital

Net income of $29.2 million for the nine months ended September 27, 1997 included a $5.4 million non-cash benefit resulting from the net deferred tax asset that was recorded in the first quarter of 1997. Increases in accounts receivable and inventory used cash of $20.8 million as a result of increased sales volume, timing of shipments and the maintenance of higher inventory levels to meet increasing customer demands for shorter delivery periods. An increase in current liabilities provided cash of $1.7 million which was attributable to the timing of payments to employees, vendors and the remittance of taxes.

During the nine months ended September 27, 1997, cash used from investing activities was $17.5 million as compared to $9.4 million for the comparable period in 1996. The 1997 capital expenditures of $17.6 million were primarily for the purchase of leasehold improvements, equipment and furniture for the new corporate headquarters and manufacturing facility in Westford, Massachusetts.

Cash provided by financing activities was $19.0 million as compared to $4.3 million for the nine months ended September 27, 1997 and September 28, 1996, respectively. The Company entered into a five year term loan to finance the capital expenditures, noted in the previous paragraph, which accounted for the net increase in long-term debt of $10.9 million for the nine months ended September 27, 1997. Proceeds from employee stock option exercises provided cash of $8.2 million for the nine months ended September 27, 1997.

The Company's primary source of liquidity is internally generated funds. The Company also has an existing unsecured line of credit up to $25 million, against which there were no borrowings outstanding on September 27, 1997. Borrowings under the credit facility are subject to compliance with specified financial and operating covenants. The credit facility expires on December 31, 1998. The Company anticipates that in fiscal 1997 it will fund its working capital and capital expenditure requirements, make interest payments on its borrowings and meet its cash obligations from internally generated funds, and from the available credit facility.

The Company buys and sells foreign currencies using forward contracts intended to hedge payables and receivables denominated in foreign currencies. The Company primarily operates in U.S. dollars and European currencies. At September 27, 1997, the Company had forward exchange contracts to sell approximately $17.4 million of foreign currencies.

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

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Factors That May Affect Future Results (continued)

The market for the Company's products is characterized by rapid technological change, evolving industry standards, changes in customers' needs, and frequent new product introductions and is therefore highly dependent on timely product innovation. Competition in the markets in which the Company operates is intense. The introduction by the Company or its competitors of products embodying new technology or the emergence of new industry standards or practices could render the Company's existing products obsolete or otherwise unmarketable. The Company's ability to develop and market products and services that successfully meet changing market needs will impact future results. A portion of future revenues will come from new products and services. The Company cannot determine the ultimate effect that new products and services will have on revenues, earnings and the Company's stock price.

The Company is dependent upon a number of suppliers for several key components of its products. The loss of certain Company suppliers or substantial price increases imposed by suppliers could have a material adverse effect on the Company.

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

(HERE)
                           PART II. OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

(a) 10. Lease agreement dated July 26, 1996 between GenRad, Inc. and Michelson Farm - Westford Technology Park Trust, incorporated by reference to
          Exhibit 10 to the Company's report on Form 10-Q for the quarter ended June 29, 1996.

     10.1 Facility agreement dated June 26, 1997 between GenRad Limited and BankBoston, N.A. London Branch, incorporated by reference to Exhibit
          10.1 to the Company's report on Form 10-Q for the quarter ended June 28, 1997.

     10.2 Amended and restated revolving credit agreement dated May 6, 1997 between GenRad, Inc. and BankBoston, N.A., incorporated by reference to Exhibit 10.2 to the Company's report on Form 10-Q for the quarter ended June 28, 1997.

     10.3 This is an AGREEMENT entered into between GenRad, Inc. (the "Company") and Kevin R. Cloutier ("Executive") effective as of the 9th day of May, 1997.

     10.4 This is an AGREEMENT entered into between GenRad, Inc. (the "Company") and Paul Geere ("Executive") effective as of the 9th day of May, 1997.

     10.5 This is an AGREEMENT entered into between GenRad, Inc. (the "Company") and Lori B. Hannay ("Executive") effective as of the 9th day of May, 1997.

     10.6 This is an AGREEMENT entered into between GenRad, Inc. (the "Company") and Sarah H. Lucas ("Executive") effective as of the 9th day of May, 1997.

     10.7 This is an AGREEMENT entered into between GenRad, Inc. (the "Company") and James F. Lyons ("Executive") effective as of the 8th day of May, 1997.

     10.8 This is an AGREEMENT entered into between GenRad, Inc. (the "Company") and Paul Pronsky ("Executive") effective as of the 9th day of May, 1997.

     10.9 This is an AGREEMENT entered into between GenRad, Inc. (the "Company") and Michael W. Schraeder ("Executive") effective as of the 9th day of May, 1997.

     11.  Statement re: Computation of Earnings Per Share.

     27.  Financial Data Schedule.

(b) There were no reports on Form 8-K filed during the quarter ended September 27, 1997.

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




Date:  October 28, 1997