Form 10-K
period 1998-01-03
GENRAD INC
filed 1998-02-23
CIK 40972

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

   For the fiscal year ended January 3, 1998       Commission File No. 1-8045

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

 Yes   [X]            No    [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate market value of shares of Common Stock held by non-affiliates of the registrant as of February 13, 1998 was $816,176,306. 27,376,983 shares of the Common Stock of GenRad, Inc., $1 par value, were outstanding on February 13, 1998.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Proxy Statement of GenRad, Inc. for the Annual Meeting of Shareholders to be held on May 14,1998 (the "1998 Proxy Statement"), which will be filed with the Securities and Exchange Commission within 120 days after the close of the Company's fiscal year ended January 3, 1998, are incorporated by reference into Part III.

2. Portions of the Annual Report to Stockholders for the year ended January 3, 1998 (the "1997 Annual Report"), are incorporated by reference into Part II and Part IV.

                                                         Exhibit Index on page 6

================================================================================

                                     PART I

Item 1. Business

GenRad, Inc. (the "Company" or "GenRad") commenced operations as a corporation in June 1915. The Company is a leading worldwide supplier of integrated test, measurement and diagnostic solutions for the manufacture and maintenance of electronic products. The Company offers products and services in two core business areas: Electronic Manufacturing Systems and Advanced Diagnostic Solutions.

The following table sets forth for the fiscal years ended January 3, 1998 ("fiscal 1997"), December 28, 1996 ("fiscal 1996") and December 30, 1995 ("fiscal 1995") the percentage of net revenues represented by its two core businesses.

                                        1997        1996         1995
                                        ----        ----         ----

(1) Electronic Manufacturing Systems    80%          77%         79%
(2) Advanced Diagnostic Solutions       20%          23%         21%

(1) ELECTRONIC MANUFACTURING SYSTEMS
GenRad's electronic manufacturing systems is comprised of the following products, each of which is developed and manufactured at the Company's Westford, Massachusetts facility.

Board Test
The board test product line consists of the GR228X product family and is used to test printed-circuit boards. Printed-circuit boards are used in virtually all electronic products during their manufacturing process. These products sell for prices ranging from $50,000 to over $900,000.

GENEVA(TM) Test and Measurement Systems
GenRad's Extended VXI Architecture ("GENEVA") is a combined hardware and software test and measurement system that uses the industry standard VXIbus for instrument control. GenRad's extension adds a scanner bus above the instruments to solve the signal interconnect problems not addressed by VXI. The Company has a patent for this VXIScan (TM) architectural extension. The GENEVA architecture is capable of addressing the needs of a wide range of test and measurement system applications, especially in the communication industry. These systems sell for prices ranging from $100,000 to $500,000.

GR Vision(TM) Systems
GR Vision Systems are automatic optical inspection solutions that monitor the performance of electronic printed-circuit board placement equipment. GR Vision Systems point users to the root cause of problems that occur during the assembly of electronic products. System prices range from $125,000 to $170,000.

Mitron
This product group was formed as a result of the acquisition of Mitron Corporation on June 20, 1996. Mitron provides productivity and quality software for computer-assisted PCB manufacturing. Mitron's software accelerates product introductions, optimizes throughput, and improves process management from design to manufacturing. Software packages range in price from $12,000 to $1,000,000.

Viper Electrical
Viper Electrical Process Inspection Systems are designed to integrate manufacturing processes to provide immediate, closed-loop feedback concerning process faults to help meet production goals in a timely and cost-effective manner. Viper Electrical accomplishes this with virtually no programming costs, while providing reliable, comprehensive inspection coverage and consistency between systems. Additionally, Viper Electrical's PDU and Vacuum configurations are designed for ease of in-line integration. System prices range from $30,000 to $70,000.

Integrated Customer Services
This product group was formed as a result of the acquisition of Test Technology Associates, Inc. on January 16, 1996 and Testware, Inc. on November 8, 1996. ICS provides programming services, fixturing and on-site training and support to owners of in-circuit and functional testers throughout the United States and Europe. Fixtures are custom designed and range in price between $7,500 to $90,000, including programming services.

(2) ADVANCED DIAGNOSTIC SOLUTIONS ("ADS")
ADS, headquartered in Manchester, England, is a leading supplier of diagnostic information solutions, specializing in complex electrical and electronic systems for automotive, aerospace, agriculture and related industries. ADS also provides worldwide service support for all of its products. Pricing of products, including software, varies based on customer specifications.

                                PRINCIPAL MARKETS

GenRad's principal customers are manufacturers in the following industries: transportation, contract manufacturing, computer/peripherals and communications. Sales to Ford amounted to 10% of consolidated revenues in fiscal 1997.

                         SALES, SERVICE AND DISTRIBUTION

GenRad sells and services its products primarily through its own sales and service organizations consisting of sales offices and service centers located in the United States, Mexico, the United Kingdom, Germany, France, Switzerland, Italy, Singapore and Malaysia. Sales and service elsewhere is provided through independent representatives to whom GenRad provides technical and administrative assistance.

                                    SUPPLIERS

Materials and components used by GenRad in manufacturing its products are purchased from various single sources, primarily domestic companies. GenRad's purchasing strategy is to develop supportive supplier partnerships to leverage core competencies by driving material through a preferred supplier base committed to excellence through continuous improvement. The Company has also developed alternative sources of supply for most materials and components; however, certain microcomputers, microprocessors, general-purpose digital computers and custom semiconductor devices are only available from a limited number of suppliers.

                               FOREIGN OPERATIONS

GenRad's operations abroad consist of selling, marketing, distributing and servicing products and providing other types of customer support services such as software development and manufacturing of diagnostic systems. GenRad is subject to the usual risks of international trade, including unfavorable economic conditions, political instability, restrictive trade policies, controls on funds transfers and foreign currency fluctuations.

During fiscal 1997, sales in foreign countries were $123,729,000, or 52% of GenRad's total sales, compared with $101,136,000, or 55%, during fiscal
1996, and $92,109,000, or 58%, during fiscal 1995. Additional information regarding GenRad's foreign operations is contained in the Consolidated Financial Statements incorporated in Item 8 of this report.

                                     BACKLOG

Backlog at the end of fiscal 1997 was approximately $24,937,000 as compared to approximately $24,662,000 at the end of fiscal 1996. Most orders are filled within three months of receipt. The Company believes that a substantial portion of the fiscal 1997 backlog will be recognized as revenue during the first quarter of its 1998 fiscal year. Although orders are subject to cancellation by purchasers, GenRad's experience has been that losses resulting from cancellations are not material.

                             COMPETITIVE CONDITIONS

Competition, from both U.S. and foreign competitors, is strong and active. Some of these competitors are substantially larger companies with greater resources. For example, the Company competes with Hewlett-Packard and Teradyne in its Electronic Manufacturing Systems business and with Hewlett-Packard and Siemens in its ADS business. Typically, GenRad meets competition by carefully selecting its markets and by developing its products to meet the needs of each group of customers. Primary competitive factors are product performance, customer-specific applications engineering, customer support services and pricing. The electronic manufacturing systems market is subject to rapid change, and success is dependent on the development of new technologies and products. A key competitive advantage for GenRad is the Company's broad and integrated product family and its extensive software capabilities.

                            RESEARCH AND DEVELOPMENT

GenRad's expenditures for the development of new products and services, and the improvement of existing products and services, were $19,902,000 in fiscal 1997, $16,491,000 in fiscal 1996 and $15,717,000 in fiscal 1995. The expenditures were primarily for staffing and related expenses for the development and redesign of electronic manufacturing systems and advanced diagnostic solutions and software products.

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

                                    EMPLOYEES

GenRad had 1,388 employees, including contract employees, on January 3, 1998 and 1,239 employees on December 28, 1996. None of GenRad's employees are covered by collective bargaining agreements, and GenRad believes relations with its employees are good.

                          EXECUTIVE OFFICERS OF GENRAD


     Name               Age    Office
     ----               ---    ------
James F. Lyons          63     President, Chief Executive Officer and Director
Kevin R. Cloutier       35     Vice President, General Manager, Electronic Manufacturing Systems
Paul Geere              43     Vice President, Managing Director, Advanced Diagnostic Solutions
Lori B. Hannay          41     Vice President, Worldwide Human Resources
Sarah H. Lucas          38     Vice President, Chief Strategic Officer
Paul Pronsky, Jr.       56     Vice President, Chief Financial Officer and Secretary
Michael W. Schraeder    41     Vice President, Worldwide Sales and Service
Walter A. Shephard      43     Treasurer and Clerk

All officers are elected by the Board of Directors (the "Directors"). Elected officers hold office until the first meeting of the Directors following the Annual Meeting of Shareholders (the "Annual Meeting") and thereafter until a successor is chosen and qualified. There are no family relationships among the officers and/or directors.

James F. Lyons joined the Company as President, Chief Executive Officer and a Director in July 1993. From January 1992 until July 1993, Mr. Lyons served as President and Chief Executive Officer of Harry Gray Associates, a global investment and management consulting organization specializing in acquisitions and leveraged buyouts.

Kevin R. Cloutier was elected Vice President, General Manager, Electronic Manufacturing Systems in November 1996. Mr. Cloutier was employed by the
Company for 14 years. From September 1995 to November 1996, he served as General Manager of GenRad's Board Test Division. From December 1994 to September 1995, Mr. Cloutier held the position of Southern Regional Sales Manager. From April 1993 to November 1994, Mr. Cloutier served as Executive Sales Engineer. From January 1992 to March 1993, Mr. Cloutier held the position of Senior Account Manager. Mr. Cloutier resigned from the Company on February 23, 1998.

Paul Geere was elected Vice President, Managing Director, Advanced Diagnostic Solutions in May 1996. From September 1995 to May 1996, Mr. Geere was Managing Director of GenRad's Advanced Diagnostic Solutions division in Manchester, England. From January 1995 to September 1995, Mr. Geere held the position of GenRad's Director of Consultative Selling. From November 1989 to January 1995, Mr. Geere worked in Management Consultancy for Coopers & Lybrand in its London office.

Lori B. Hannay was elected Vice President, Worldwide Human Resources in August 1997. From November 1996 to August 1997, Ms. Hannay was GenRad's Vice President, Human Resources. From November 1994 to November 1996, Ms. Hannay served as the Company's Director of Compensation and Benefits. From July 1990 to November 1994, Ms. Hannay was Corporate Secretary and Vice President of Human Resources for First Inter-Bancorp.

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

Michael W. Schraeder was elected Vice President, Worldwide Sales and Service in November 1996. Mr. Schraeder has been employed in various sales positions with the Company for 18 years. From March 1995 to November 1996, Mr. Schraeder served as Vice President, Sales and Service for the Americas. From April 1992 to February 1995, Mr. Schraeder held the position of Eastern Regional Sales Manager.

Walter A. Shephard was elected Treasurer and Clerk in February 1991. In August 1997, Mr. Shephard was given the additional responsibility of Vice President, Investor Relations. Mr. Shephard has been employed by the Company for 14 years.

Item 2. Properties

On July 26, 1996, the Company entered into a 15-year lease for two adjoining properties located in Westford, Massachusetts. These leased facilities include 130,000 square feet of prime office space used for the Company's corporate headquarters, research and development and general business offices and 100,000 square feet used for manufacturing for the EMS business unit.

In October 1996, the Company's European subsidiary entered into a 15-year lease commitment at the Orion Business Park located in Manchester, England. The facility, encompassing 75,000 square feet, is used for administrative office space as well as for manufacturing for the ADS business unit.

In addition, GenRad engages in research, design, manufacturing or marketing operations in leased facilities in eight states in the United States and in seven foreign countries. In the opinion of management, all of GenRad's properties are well maintained and the current facilities are adequate for its present needs.

Item 3. Legal Proceedings

None.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

                                     PART II

Item 5. Market for Registrants' Common Stock and Related Shareholder Matters

The information set forth in Exhibit 13, under the captions "Supplementary Information" and "Investors' Reference Guide", which is the same as the information set forth on pages 38 and 39 of GenRad's 1997 Annual Report, is incorporated by reference.

During fiscal 1996, the Company completed the acquisition of two companies which involved the issuance of shares of its Common Stock. On June 20, 1996 the Company acquired by merger all of the outstanding shares of stock of Mitron Corporation in exchange for 1,196,000 shares of the Company's Common Stock which were issued to the stockholders of Mitron Corporation. On November 8, 1996 the Company acquired by merger all of the outstanding shares of stock of Testware, Inc. in exchange for 80,000 shares of the Company's Common Stock which were issued to the stockholders of Testware, Inc. The issuance of the Company's Common Stock in both transactions was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Regulation D thereunder. The Company relied in part on representations of the stockholders of the acquired companies in determining that such exemptions were available. Neither transaction involved any underwriters.

Item 6. Selected Financial Data

The information set forth in Exhibit 13, under the caption "Selected Financial Data, Five Year Summary", which is the same as the information set forth under that caption on page 1 of GenRad's 1997 Annual Report, is incorporated by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The information set forth in the Consolidated Financial Statements in Exhibit 13, which is the same information set forth in Consolidated Financial Statements on pages 14 through 19 of GenRad's 1997 Annual Report, is incorporated by reference.

Item 8. Financial Statements and Supplementary Data

The information set forth in the Consolidated Financial Statements and the Supplementary Information in Exhibit 13, which is the same information set forth in the Consolidated Financial Statements and Supplementary Information of GenRad's 1997 Annual Report, is incorporated by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.
                                    PART III

Item 10. Directors and Executive Officers of the Registrant

The information set forth under "Executive Officers of GenRad" in Part I of this report and in Item 1 of the 1998 Proxy Statement is hereby incorporated by reference.

Item 11. Executive Compensation

The information set forth under "Compensation of Executives and Directors" in the 1998 Proxy Statement is hereby incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information set forth under "Certain Shareholders" and "Election of Directors" in the 1998 Proxy Statement is hereby incorporated by reference.

Item 13. Certain Relationships and Related Transactions

None.
                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

  (a)(1) The following Consolidated Financial Statements of GenRad, Inc. and Subsidiaries, which are the same as the Consolidated Financial Statements in GenRad's 1997 Annual Report, are incorporated by reference in Exhibit 13:

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

     10.1 -- Facility agreement dated June 26, 1997 between GenRad Limited and BankBoston, N.A. London Branch, incorporated by reference to
              Exhibit 10.1 to the Company's report on Form 10-Q for the quarter ended June 28, 1997.

     10.2 -- Amended and restated revolving credit agreement dated May 6, 1997 between GenRad, Inc. and BankBoston, N.A., incorporated by reference to Exhibit 10.2 to the Company's report on Form 10-Q for the quarter ended June 28, 1997.

     10.3 -- Severance Agreement between GenRad, Inc. and Kevin R. Cloutier effective as of May 9, 1997, incorporated by reference to Exhibit
              10.3 to the Company's report on Form 10-Q for the quarter ended September 27, 1997.

     10.4 -- Severance Agreement between GenRad, Inc. and Paul Geere effective as of May 9, 1997, incorporated by reference to Exhibit 10.4 to the Company's report on Form 10-Q for the quarter ended September 27, 1997.

     10.5 -- Severance Agreement between GenRad, Inc. and Lori B. Hannay effective as of May 9, 1997, incorporated by reference to Exhibit
              10.5 to the Company's report on Form 10-Q for the quarter ended September 27, 1997.

     10.6 -- Severance Agreement between GenRad, Inc. and Sarah H. Lucas effective as of May 9, 1997, incorporated by reference to Exhibit
              10.6 to the Company's report on Form 10-Q for the quarter ended September 27, 1997.

     10.7 -- Severance Agreement between GenRad, Inc. and James F. Lyons effective as of May 8, 1997, incorporated by reference to Exhibit
              10.7 to the Company's report on Form 10-Q for the quarter ended September 27, 1997.

     10.8 -- Severance Agreement between GenRad, Inc. and Paul Pronsky, Jr. effective as of May 9, 1997, incorporated by reference to Exhibit
              10.8 to the Company's report on Form 10-Q for the quarter ended September 27, 1997.

     10.9 -- Severance Agreement between GenRad, Inc. and Michael W. Schraeder effective as of May 9, 1997, incorporated by reference to Exhibit
              10.9 to the Company's report on Form 10-Q for the quarter ended September 27, 1997.

    10.10 -- Severance Agreement between GenRad, Inc. and Walter A. Shephard effective as of October 24, 1997, attached.

    10.11 -- Severance Agreement between GenRad, Inc. and Gary H. Mueller effective as of October 24, 1997, attached.

       11 --  Computation of Per Share Earnings, attached.

       13 -- GenRad, Inc. portions of Annual Report to Stockholders for fiscal year ended January 3, 1998, attached.

       21 --  List of Subsidiaries, attached.

       23 --  Consent of Price Waterhouse LLP, attached.

       27 --  Financial Data Schedule, attached.

(b) None

(c) See Item 14(a)(3) above.

(d) See Item 14(a)(1) and (2) above.

                                   Signatures


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  GenRad, Inc.
                                  (REGISTRANT)

                                  By: /s/ JAMES F. LYONS
                                      ---------------------------
                                          James F. Lyons
                                        President, Chief
                                         Executive Officer and Director

                                  Date:  February 23, 1998


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



         Signature                          Title                        Date
         ---------                          -----                        ----
(1)  Principal executive officer

/s/ JAMES F. LYONS                          President, Chief Executive Officer     February 23, 1998
-----------------------------------------     and Director
    James F. Lyons

(2) Principal financial officer:

/s/ PAUL PRONSKY, JR.                       Vice President, Chief Financial Officer   February 23, 1998
-----------------------------------------     and Secretary
    Paul Pronsky, Jr.

(3) Principal accounting officer:

/s/ PAUL PRONSKY, JR.                       Vice President, Chief Financial Officer   February 23, 1998
-----------------------------------------     and Secretary
    Paul Pronsky, Jr.

(4) A majority of the Board of Directors:

/s/ WILLIAM S. ANTLE III                    Director                                  February 23, 1998
-----------------------------------------
    William S. Antle III

/s/ RUSSELL A. GULLOTTI                     Director                                  February 23, 1998
-----------------------------------------
    Russell A. Gullotti

/s/ LOWELL B. HAWKINSON                     Director                                  February 23, 1998
-----------------------------------------
    Lowell B. Hawkinson

/s/ JAMES F. LYONS                          Director                                  February 23, 1998
-----------------------------------------
    James F. Lyons

/s/ RICHARD G. ROGERS                       Director                                  February 23, 1998
-----------------------------------------
    Richard G. Rogers

/s/ WILLIAM G. SCHEERER                     Director                                  February 23, 1998
-----------------------------------------
    William G. Scheerer

/s/ ADRIANA STADECKER                       Director                                  February 23, 1998
-----------------------------------------
    Adriana Stadecker

/s/ ED ZSCHAU                               Director                                  February 23, 1998
-----------------------------------------
    Ed Zschau




                          GENRAD, INC. AND SUBSIDIARIES
                           SCHEDULE II - VALUATION AND
                               QUALIFYING ACCOUNTS

                                 (In Thousands)


                                                                   Additions
                                                   Balance         Charged to                    Balance
                                                   Beginning       Costs and                     at End
Description                                        of Period       Expenses         Deductions   of Period
-----------                                        ---------       --------         ----------   ---------
Year ended January 3, 1998
 Deducted from asset accounts:
        Allowance for doubtful accounts            $ 1,431         $   26           $   330      $ 1,127
        Inventory reserve                          $ 8,836         $1,406           $ 4,229      $ 6,013
        Deferred tax asset valuation allowance     $66,678         $   --           $13,516      $53,162

Year ended December 28, 1996
 Deducted from asset accounts:
        Allowance for doubtful accounts            $   801         $  963           $   333      $ 1,431
        Inventory reserve                          $10,238         $3,483           $ 4,885      $ 8,836
        Deferred tax asset valuation allowance     $76,710         $   --           $10,032      $66,678

Year ended December 30, 1995
 Deducted from asset accounts:
        Allowance for doubtful accounts            $ 1,316         $   --           $   515      $   801
        Inventory reserve                          $12,659         $1,387           $ 3,808      $10,238
        Deferred tax asset valuation allowance     $80,170         $   --           $ 3,460      $76,710

