Form 10-Q
period 1998-04-04
GENRAD INC
filed 1998-05-11
CIK 40972

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                       For the Quarter Ended April 4, 1998


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

28,817,683 shares of the Common Stock, $1 par value, were outstanding on May 6, 1998


================================================================================

                          GENRAD, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS


                                                                        Page
                                                                        ----
Part I.  Financial Information:

         Consolidated Statement of Operations ........................       1
         Consolidated Balance Sheet ..................................  2 -  3
         Consolidated Statement of Cash Flows ........................       4
         Notes to Consolidated Financial Statements ..................  5 -  7
         Management's Discussion and Analysis of
           Financial Condition and Results of Operation ..............  8 - 12

Part II. Other Information:

         Item 6. Exhibits and Reports on Form 8-K .................... 13 - 14

         Signatures ..................................................      15

                          GENRAD, INC. AND SUBSIDIARIES
                      Consolidated Statement of Operations
               (In thousands, except share and per share amounts)
                                   (Unaudited)

                                                   Three Months Ended
                                              -----------------------------
                                                April 4,        March 29,
                                                  1998            1997
                                              ------------     ------------

Sales:
  Sales of products                           $    38,484      $    41,322
  Sales of services                                10,590           11,178
                                              ------------     ------------
    Total sales                                    49,074           52,500
                                              ------------     ------------
Cost of sales:
  Cost of products sold                            16,885           17,497
  Cost of services sold                             6,917            5,988
                                              ------------     ------------
    Total cost of sales                            23,802           23,485
                                              ------------     ------------

Gross margin                                       25,272           29,015

Selling, general and administrative                18,434           17,477
Research and development                            4,919            4,680
                                              ------------     ------------
    Total operating expenses                       23,353           22,157
                                              ------------     ------------

Operating income                                    1,919            6,858

Other income (expenses):
  Interest income                                     217              175
  Interest expense                                   (326)             (49)
  Other, net                                         (311)              18
                                              ------------     ------------
    Total other (expenses) income                    (420)             144
                                              ------------     ------------

Income before taxes                                 1,499            7,002
Income tax benefit                                 (7,410)          (4,715)
                                              ------------     -------------

Net Income                                    $     8,909      $     11,717
                                              ===========      =============

Net income per common and common
   equivalent shares:

      Basic                                   $      0.33      $       0.45
                                              ===========      =============
      Diluted                                 $      0.30      $       0.42
                                              ===========      =============

Weighted average common and common
  equivalent shares used in computing per
  share amounts:

      Basic                                    27,395,000        26,221,000
                                              ===========      =============
      Diluted                                  29,621,000        28,106,000
                                              ===========      =============



The accompanying notes are an integral part of these Consolidated Financial Statements.

                          PART I. FINANCIAL INFORMATION

                          GENRAD, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheet
               (In thousands, except share and per share amounts)

                                                  April 4,            January 3,
                                                   1998                  1998
                                               -----------            ----------
                                               (Unaudited)
Assets
Current Assets:
    Cash and equivalents                       $  16,299              $  21,883
    Accounts receivable, net                      64,944                 73,006
    Inventories:
      Raw materials                               15,550                 18,378
      Work in process                             13,208                  8,355
      Finished goods                               8,963                  3,163
                                               ----------             ----------
        Total inventories                         37,721                 29,896
                                               ----------             ----------

    Other current assets                           4,967                  4,194
                                               ----------             ----------
        Total current assets                     123,931                128,979
                                               ----------             ----------

Property, plant and equipment:
    Buildings and leasehold improvements          14,590                 14,612
    Machinery and equipment                       54,706                 56,259
    Service parts                                 13,436                 12,757
                                               ----------             ----------
                                                  82,732                 83,628
    Accumulated depreciation                     (46,652)               (50,149)
                                               ----------             ----------
      Property, plant and equipment, net          36,080                 33,479
                                               ----------             ----------

Deferred tax asset                                15,368                  7,868
Intangible assets                                  7,855                  7,107
Other assets                                       1,419                  1,524
                                               ----------             ----------
                                               $ 184,653              $ 178,957
                                               ==========             ==========


The accompanying notes are an integral part of these Consolidated Financial Statements.

                          GENRAD, INC. AND SUBSIDIARIES
                     Consolidated Balance Sheet (continued)
               (In thousands, except share and per share amounts)


                                                                April 4,          January 3,
                                                                  1998               1998
                                                              -----------         ----------
                                                              (Unaudited)
Liabilities and Stockholders' Equity
Current Liabilities:
    Trade accounts payable                                    $  11,967           $   12,730
    Accrued liabilities                                          11,817               12,445
    Accrued compensation and employee benefits                    4,461                6,884
    Income taxes payable                                            904                1,029
    Current portion of long-term debt                             2,440                2,434
                                                              ----------          -----------
      Total current liabilities                                  31,589               35,522
                                                              ----------          -----------

Long-term Liabilities:
    Long-term debt                                                7,931                8,519
    Accrued pensions and benefits                                10,869               11,239
    Future lease costs of unused facilities                       4,111                4,106
    Other long-term liabilities                                   4,209                4,558
                                                              ----------          -----------
      Total long-term liabilities                                27,120               28,422
                                                              ----------          -----------

Stockholders' Equity:
    Common stock, $1 par value, 60,000,000 shares
      authorized; 27,592,000 and 27,349,000 issued and
      outstanding in fiscal 1998 and 1997, respectively          27,592               27,349
    Additional paid-in capital                                  174,112              172,026
    Accumulated deficit                                         (73,583)             (82,492)
    Cumulative translation adjustment                            (2,177)              (1,870)
                                                              ----------          -----------
      Total stockholders' equity                                125,944              115,013
                                                              ----------          -----------
                                                              $ 184,653           $  178,957
                                                              ==========          ===========


The accompanying notes are an integral part of these Consolidated Financial Statements.

                          GENRAD, INC. AND SUBSIDIARIES
                      Consolidated Statement of Cash Flows
                                 (In thousands)
                                   (Unaudited)


                                                                         Three Months Ended
                                                                  ---------------------------------
                                                                    April 4,              March 29,
                                                                      1998                  1997
                                                                  ----------             ----------
Operating activities:
Net income                                                        $   8,909              $   11,717
Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
     Depreciation and amortization                                    2,116                   2,016
     Loss on disposition of property, plant and equipment                45                     145
     Payment for lease costs of excess facilities, net                 (392)                   (279)
Increase (decrease) resulting from changes in
   operating assets and liabilities:
     Accounts receivable                                              7,748                 (11,996)
     Inventories                                                     (7,876)                 (2,849)
     Other current assets                                              (775)                 (1,055)
     Deferred tax asset                                              (7,500)                 (5,388)
     Trade accounts payable                                            (749)                  5,318
     Accrued liabilities                                               (218)                 (3,199)
     Accrued compensation and employee benefits                      (2,679)                 (1,466)
     Accrued income taxes                                              (118)                    188
     Other, net                                                      (1,446)                    350
                                                                  ----------             -----------
       Net cash used in operating activities                         (2,935)                 (6,498)
                                                                  ----------             -----------
Investing activities:
Purchase of property, plant and equipment                            (4,370)                 (2,323)
                                                                  ----------             -----------
       Net cash used in investing activities                         (4,370)                 (2,323)
                                                                  ----------             -----------

Financing activities:
Repayment of debt                                                      (610)                    (21)
Proceeds from employee stock plan                                     2,329                   2,729
                                                                  ----------             -----------
       Net cash provided by financing activities                      1,719                   2,708
                                                                  ----------             -----------

Effects of exchange rates on cash                                         2                   1,166
                                                                  ----------             -----------
Decrease in cash equivalents                                         (5,584)                 (4,947)
Cash and equivalents at beginning of period                          21,883                  10,557
                                                                  ----------             -----------
Cash and equivalents at end of period                             $  16,299              $    5,610
                                                                  ==========             ===========


The accompanying notes are an integral part of these Consolidated Financial Statements.

                          GENRAD, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements



Note 1: Accounting Comments

Reference is made to the Company's 1997 Annual Report and Form 10-K which contains, at pages 13 through 38, financial statements and the notes thereto, including a summary of significant accounting policies.

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

Note 2: 1997 Stock Option Award Plan

The Company has a 1997 Stock Option Award Plan for key employees excluding directors and officers. In the first quarter of 1998, the Board of Directors approved 1,250,000 additional shares for this plan. At April 4, 1998, there were 1,750,000 shares authorized and 1,057,750 shares available for future grant. Options under this plan generally become vested over a four-year period and have a maximum term of ten years.

Note 3: Impact of Recently Issued Accounting Pronouncement

In the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". This Statement requires disclosure of comprehensive income and its components in interim and annual reports. Total comprehensive income components included in stockholder's equity include any changes in equity during a period that are not the result of transactions with owners, including cumulative translation adjustments, unrealized gains and losses on available-for-sale securities and minimum pension liabilities. For the first quarters ended April 4, 1998 and March 29, 1997, comprehensive income items included in stockholders' equity consisted of translation adjustments of ($0.3) million and ($0.5) million, respectively.

Note 4: Acquisitions

Industrial Computer Corporation

On April 7, 1998 GenRad acquired Industrial Computer Corporation ("ICC"). ICC is a software company providing real-time manufacturing execution systems to electronics manufacturers. ICC was established in 1980 and is located in Atlanta, Georgia.

                          GENRAD, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


Note 4: Acquisitions (continued)

In connection with the acquisition of ICC, 1,237,917 shares of GenRad's common stock were issued to ICC's Stockholders in exchange for all outstanding shares of ICC stock in a tax free reorganization. Merger costs are estimated to be $2.5 million and will be expensed in the second quarter of 1998. The merger costs consist of legal fees, accounting fees, broker fees and severance charges.

The acquisition will be accounted for as a pooling of interests and the consolidated financial statements and all financial data will be restated to include the accounts of ICC for all periods presented in the Form 10-Q for the second quarter of 1998.

The following information shows revenue and net income for the separate companies for the first quarter of 1998 and 1997, respectively, on a combined pro forma basis:

(in thousands except share and per share amounts)


                                                           Three Months Ended
                                                 --------------------------------------
                                                     April 4,               March 29,
                                                      1998                    1997
                                                 --------------           -------------
Net revenue:
   GenRad, Inc.                                  $       49,074           $      52,500
   ICC                                                    2,848                   2,539
                                                 --------------           -------------
                                                 $       51,922           $      55,039
                                                 ==============           =============

Net income:
   GenRad, Inc.                                  $        8,909           $      11,717
   ICC                                                      (15)                    186
                                                 ---------------          -------------
                                                 $        8,894           $      11,903
                                                 ==============           =============

Net income per common and common
 equivalent shares:

   Basic                                         $         0.31           $        0.43
                                                 ==============           =============
   Diluted                                       $         0.29           $        0.41
                                                 ==============           =============

Weighted average common and common
 equivalent shares used in computing per
 share amounts:

   Basic                                             28,633,000              27,459,000
                                                 ==============           =============
   Diluted                                           30,859,000              29,344,000
                                                 ==============           =============


Manufacturing Execution Systems Business

On April 9, 1998, GenRad acquired certain assets of the Manufacturing Execution Systems ("MES") business of Valstar Systems Limited located in Aberdeenshire, Scotland. Valstar's MES component provides integration services and support and distribution in Europe for ICC's Shop Floor Data Manager Software.

                          GENRAD, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


Note 4: Acquisitions (continued)

The acquisition of Valstar's MES business was for $3.0 million in cash and was funded through internally generated funds. As part of the acquisition, the Company entered into a two-year consulting and services agreement with Valstar Systems Limited that includes securing certain Valstar personnel and other resources to transition the business to GenRad. Of the $3.0 million purchase price, $1.0 million is being held in escrow and the release is contingent upon the retention of certain key personnel, as well as certain operating targets being achieved through October 3, 1998. The acquisition will be accounted for in the second quarter of 1998 by the purchase method of accounting. The excess purchase price over the net assets acquired will be amortized on a straight-line basis over the lesser of its useful life or 10 years.

Note 5: Contingencies

On April 28, 1998, the Company and James F. Lyons, President and Chief Executive Officer, were served with a lawsuit purported to be a class action suit on behalf of persons who purchased Company stock in the open market over a specified period of time. The Company has reviewed the complaint and believes that the allegations are without merit. The Company intends to vigorously defend the suit and has notified its insurance carrier of the claim. Due to the preliminary nature of the action, it is not possible at this time to assess the outcome of the suit.

                          GENRAD, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


Operating Results

Orders for the Company's products and services in the first quarter of 1998 decreased to $53.9 million from $61.3 million in the comparable period in 1997. Orders decreased across all geographies and most markets. Orders for the first quarter of 1997 included a multi-million dollar order from BMW Motorcycles for Advanced Diagnostic Solutions (ADS) and a multi-million dollar order from a North American telecommunications customer for GENEVA. Single orders of this magnitude were not realized in the first quarter of 1998.

Backlog at the end of the 1998 first quarter was $29.8 million as compared to $24.9 at year-end 1997 and $33.4 million at the end of the 1997 first quarter. The decrease in backlog in the first quarter of 1998 from the 1997 first quarter was primarily the result of a decrease in backlog in the European ADS business. ADS was selected by Ford USA in the second quarter of 1997 to be the full service supplier of Ford's Worldwide Diagnostic System (WDS) project. Significant work under this contract is in process, but product orders are not anticipated to commence until the later part of fiscal 1998. The Company believes that a substantial portion of the ending 1998 first quarter backlog will be shipped prior to the end of fiscal 1998. The increase in backlog in the first quarter of 1998 from year-end 1997 was primarily due to GENEVA orders received in the quarter which have longer delivery cycles, as well as the annual renewal of software maintenance contracts in Europe.

Sales decreased to $49.1 million in the first quarter of 1998 from $52.5 million in the comparable 1997 period. Sales decreased in Europe and North America with a minor increase in Asia. The decrease stems primarily from lower sales in two product categories (GENEVA and brokerage of used equipment) in Electronic Manufacturing Systems (EMS) and lower ADS revenues.

Sales from international markets decreased to 53.1% of sales in the first quarter of 1998 from 55.3% in the comparable 1997 period. The decrease was primarily attributable to decreased European ADS revenue. Product and service revenues from international markets are subject to the risks of currency fluctuations.

Product gross margin as a percent of sales decreased to 56.1% in the first quarter of 1998 from 57.7% in the comparable 1997 period. Product margins decreased due to lower revenues and a lower margin product mix in the first quarter of 1998 from the comparable 1997 period. While Board Test margins were higher in the first quarter of 1998, GENEVA margins were lower than the comparable 1997 quarter due to lower margin shipments which are not anticipated to continue in the second quarter of 1998. Additionally, there was under absorption in manufacturing due to demand being less than anticipated.

Service gross margin as a percent of sales decreased to 34.7% in the first quarter of 1998 from 46.4% in the comparable 1997 period. Service gross margin decreased $1.5 million in the first quarter of 1998 from the comparable 1997 period primarily due to competitive pricing pressures and a decline in the service utilization rate.

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


Operating Results (continued)

Selling, general and administrative expenses increased to $18.4 million in the first quarter of 1998 from $17.5 million in the comparable period in 1997. The increase was primarily in global selling and support infrastructure costs.

Research and development expenses increased slightly in the first quarter of 1998 to $4.9 million from $4.7 million in the comparable 1997 period. As a percentage of product and service sales, research and development expenses increased to 10.0% from 8.9% in the comparable 1997 period due to the decrease in sales. The Company continues to invest in new product development and enhancements in existing products.

Interest expense was $0.3 million in the first quarter of 1998 and less than $0.1 million in the comparable 1997 period. The 1998 interest expense relates to the five year term loan entered into on June 26, 1997 that provided approximately $12 million for the purchase of furniture and fixtures for the Company's new corporate headquarters and manufacturing facilities in Westford, Massachusetts. Interest is payable quarterly in arrears at LIBOR plus 1.25%.

A net income tax benefit of $7.5 million was recorded in the first quarter of 1998 as compared to $5.4 million in the comparable period in 1997. The tax benefit represents a reduction in the Company's valuation allowance for deferred taxes and was recorded due to management's expectations of future income and expected utilization of the Company's domestic net operating loss carryforwards. Excluding the deferred benefits, the income tax provision decreased to $0.1 million in the first quarter of 1998 as compared to $0.7 million in the comparable period in 1997 due to a decreased level of estimated foreign taxable income.

As a result of the above, the Company reported net income of $8.9 million for the first quarter of 1998, a decrease from the $11.7 million reported in the 1997 comparable period.

Liquidity and Sources of Capital

Cash and equivalents at the end of the first quarter of 1998 totaled $16.3 million as compared to $21.9 million at year-end 1997 and $5.6 million at the end of the 1997 first quarter. The Company's current ratio at the end of the first quarter of 1998 increased to 3.9 from 3.6 at year-end 1997 and 3.0 at the end of the 1997 first quarter.

Cash used in operating activities was $2.9 million in the first quarter of 1998. Net income of $8.9 million for the three months ended April 4, 1998 included a $7.5 million non-cash benefit resulting from the deferred tax asset that was recorded in the first quarter of 1998. The decrease in accounts receivable provided cash of $7.7 million as a result of significant collections during the first quarter of 1998. Increases in inventory used cash of $7.9 million as a result of work in process for the Ford WDS project, and the maintenance of higher inventory levels to meet increasing customer demands for shorter delivery periods. A decrease in current liabilities used cash of $3.8 million as a result of the timing of payments to employees and vendors.

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


Liquidity and Sources of Capital (continued)

During the three months ended April 4, 1998, $4.4 million of net cash was used for the purchase of property, plant and equipment. Capital expenditures were primarily for equipment used in manufacturing and in research and development.

Net cash provided by financing activities, attributable to the issuances of stock under the Company's employee stock plans, was $2.3 million in the first quarter of 1998.

The Company's primary source of liquidity is internally generated funds. The Company also has an existing unsecured line of credit up to $25 million, against which there were no borrowings outstanding on April 4, 1998. Borrowings under the credit facility are subject to compliance with specified financial and operating covenants. The credit facility expires on December 31, 1998. The Company also has a five year term loan which provided approximately $12 million for the purchase of furniture and fixtures for the Company's new corporate headquarters and manufacturing facilities in Westford, Massachusetts. The principal of the loan is repayable in twenty equal quarterly payments of $0.6 million to be paid through the second quarter of 2002. Interest is payable quarterly in arrears at LIBOR plus 1.25%. The Company anticipates that in fiscal 1998 it will fund its working capital and capital expenditure requirements, make interest payments on its borrowings and meet its cash obligations from internally generated funds, and from the available credit facility.

The Company buys and sells foreign currencies using forward contracts intended to hedge payables and receivables denominated in foreign currencies. The Company primarily operates in U.S. dollars and European currencies. At April 4, 1998, the Company had forward exchange contracts to sell approximately $24.9 million of foreign currencies.

Inflation during the periods presented did not have a significant effect on the operations of the Company. The Company attempts to mitigate inflationary cost increases by continuously improving manufacturing methods and technologies.

This Quarterly Report contains certain forward-looking statements which involve risks and uncertainties. The Company's actual results of operations and future financial conditions may differ materially from those expressed in any such forward-looking statements as a result of many factors that may be beyond the Company's control. Factors that might cause such differences include, but are not limited to, those discussed below.

Factors That May Affect Future Results

The Company has experienced and expects to continue to experience fluctuations in its results of operations, particularly on a quarterly basis. The Company's expense levels are based, in part, on expectations of future revenues. If revenue levels in a particular period do not meet expectations, due to the timing of the receipt of orders from customers, customer cancellation or delays of shipments, then operating results could be adversely impacted.

The market for the Company's products is characterized by rapid technological change, an increased demand for specific feature requests by customers, evolving industry standards, and frequent new product introductions. The introduction of products embodying new technology or the emergence of new industry standards or practices could render the Company's existing products

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


Factors That May Affect Future Results (continued)

obsolete or otherwise unmarketable. Future operating results are dependent upon the Company's ability to develop, design, manufacture and market technologically innovative products that meet customer needs.

Competition in the markets where the Company operates is intense. The Company continues to invest in manufacturing productivity to try to minimize the impact of competitive pricing pressures, fluctuations within the Company's product mix, potential inventory obsolescence exposure and start-up manufacturing costs for new product introductions.

The Company is dependent upon a number of suppliers for several key components of its products. The loss of certain of the Company's suppliers, supply shortages or increases in the costs of key raw materials could have a material adverse effect on the Company.

The Year 2000 issue is the result of a computer program being written using two digits rather than four to define the applicable year. Any programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. The Company is in the process of rectifying the Year 2000 issue in its core business systems, and it is projected to be complete by the third quarter of 1998. Both internal and external resources will be utilized, and the projected costs, which are expected to be minimal, will be expensed as incurred. The Company has established a task force to ensure that the software utilized within its wide suite of products is Year 2000 compliant and any vendor or customer related issues are addressed. At this point, the Company cannot project when it will be completed nor the estimated total costs associated with the remediation plan.

Other factors which could impact future results are past and future acquisitions, strategic alliances, patent or product liability claims in excess of available insurance coverage, changes in the Company's effective tax rates, new regulatory requirements, political and economic changes, tariffs, trade restrictions, transportation delays, foreign currency fluctuations and inflations.

The Company disclaims any intent or obligation to update any forward-looking statements that may be included in this report. Additionally, there can be no assurance that other factors, not included above, could impact future results.

Impact of Recently Issued Accounting Pronouncements

The Financial Accounting Standards Board issued Statement No. 131, "Disclosure about Segments of an Enterprise and Related Information". This Statement requires an enterprise to report financial and descriptive information about its reportable operating income. Operating segments are components that are evaluated regularly by chief operating decision makers in deciding how to allocate resources and in assessing performance. This Statement requires a business enterprise

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


Impact of Recently Issued Accounting Pronouncements (continued)

to report a measure of segment profit or loss, certain specific revenue and expense items (including interest, depreciation, and income taxes), and segment assets. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Financial Accounting Standards Board issued Statement No. 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits". This statement revises employer's disclosures about pensions and other postretirement plans. The Statement does not change the measurement or recognition of those types of plans. These Statements are required to be adopted in the Company's fiscal year-end 1998. These statements will not affect the Company's consolidated financial position or results of operations as they impact disclosure only.

                           PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(a) (3)  The following Exhibits are filed as part of this report:

10. Lease agreement dated July 26, 1996 between GenRad, Inc. and Michelson Farm-Westford Technology Park Trust, incorporated by reference to Exhibit 10 to the Company's report on Form 10-Q for the quarter ended June 29, 1996.

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

10.3 Severance Agreement between GenRad, Inc. and Paul Geere effective as of May 9, 1997, incorporated by reference to
                 Exhibit 10.4 to the Company's report on Form 10-Q for the quarter ended September 27, 1997.

10.4 Severance Agreement between GenRad, Inc. and Lori B. Hannay effective as of May 9, 1997, incorporated by reference to
                 Exhibit 10.5 to the Company's report on Form 10-Q for the quarter ended September 27, 1997.

10.5 Severance Agreement between GenRad, Inc. and Sarah H. Lucas effective as of May 9, 1997, incorporated by reference to
                 Exhibit 10.6 to the Company's report on Form 10-Q for the quarter ended September 27, 1997.

10.6 Severance Agreement between GenRad, Inc. and James F. Lyons effective as of May 8, 1997, incorporated by reference to
                 Exhibit 10.7 to the Company's report on Form 10-Q for the quarter ended September 27, 1997.

10.7             Severance Agreement between GenRad, Inc. and Paul Pronsky, Jr.
                 effective as of May 9, 1997, incorporated by reference to
                 Exhibit 10.8 to the Company's report on Form 10-Q for the quarter ended September 27, 1997.

10.8             Severance Agreement between GenRad, Inc. and Michael W.
                 Schraeder effective as of May 9, 1997, incorporated by reference to Exhibit 10.9 to the Company's report on Form 10-Q for the quarter ended September 27, 1997.

10.9 Severance Agreement between GenRad, Inc. and Walter A. Shephard effective as of October 24, 1997, incorporated by reference to
                 Exhibit 10.10 of the Company's report on Form 10-K for the year ended January 3, 1998.

10.10 Severance Agreement between GenRad, Inc. and Gary H. Mueller effective as of October 24, 1997, incorporated by reference to
                 Exhibit 10.11 of the Company's report on Form 10-K for the year ended January 3, 1998.

11.              Statement re: Computation of Earnings Per Share.

27.              Financial Data Schedule.

(b) There were no reports on Form 8-K filed during the quarter ended April 4, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                  GenRad, Inc.


                                  By: /s/ Paul Pronsky, Jr.
                                      -----------------------------------------
                                          Paul Pronsky, Jr.
                                          Vice President and
                                          Chief Financial Officer and Secretary




Date:  May 11, 1998