Form 10-Q
period 1998-07-04
GENRAD INC
filed 1998-08-18
CIK 40972

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                       For the Quarter Ended July 4, 1998


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

28,904,237 shares of the Common Stock, $1 par value, were outstanding on August 14, 1998.

================================================================================

                          GENRAD, INC. AND SUBSIDIARIES
                                Table of Contents


                                                                           Page
                                                                           ----
Part I.  Financial Information:

         Consolidated Statement of Operations .......................          1

         Consolidated Balance Sheet .................................      2 - 3

         Consolidated Statement of Cash Flows .......................          4

         Notes to Consolidated Financial Statements .................      5 - 9

         Management's Discussion and Analysis of
            Financial Condition and Results of Operations ...........    10 - 15

Part II. Other Information:

         Items 1, 4 and 6 ...........................................    16 - 17

         Signatures .................................................         18

                          PART I. FINANCIAL INFORMATION
                          GENRAD, INC. AND SUBSIDIARIES
                      Consolidated Statement of Operations
               (In thousands, except share and per share amounts)
                                   (Unaudited)

                                                       Three Months Ended              Six Months Ended
                                                 ----------------------------    ----------------------------
                                                   July 4,         June 28,         July 4,        June 28,
                                                    1998             1997            1998            1997
                                                 ------------    ------------    ------------    ------------
Sales:
      Sales of products                          $     41,163    $     47,894    $     76,752    $     85,700
      Sales of services                                17,777          13,156          31,260          27,850
                                                 ------------    ------------    ------------    ------------
               Total sales                             58,940          61,050         108,012         113,550
                                                 ------------    ------------    ------------    ------------

Cost of sales:
      Cost of products sold                            20,198          23,578          35,297          39,836
      Cost of services sold                            10,066           7,935          18,767          15,162
                                                 ------------    ------------    ------------    ------------
               Total cost of sales                     30,264          31,513          54,064          54,998
                                                 ------------    ------------    ------------    ------------

Gross profit                                           28,676          29,537          53,948          58,552

Selling, general and administrative                    17,200          16,037          35,634          33,514
Research and development                                5,444           4,565          10,363           9,245
Unusual Charges                                        31,546            --            31,546            --
                                                 ------------    ------------    ------------    ------------
               Total operating expenses                54,190          20,602          77,543          42,759
                                                 ------------    ------------    ------------    ------------

Operating (loss) income                               (25,514)          8,935         (23,595)         15,793

Other income (expense):
      Interest, net                                      (173)           (134)           (282)             (8)
      Other, net                                          211             (74)           (101)            (56)
                                                 ------------    ------------    ------------    ------------
               Total other income (expense)                38            (208)           (383)            (64)
                                                 ------------    ------------    ------------    ------------

Income before income taxes                            (25,476)          8,727         (23,978)         15,729
Income tax (benefit) provision                           (672)            806          (8,082)         (3,909)
                                                 ------------    ------------    ------------    ------------
Net (loss) income                                $    (24,804)   $      7,921    $    (15,896)   $     19,638
                                                 ============    ============    ============    ============

Net (loss) income per common and common
      equivalent shares:
           Basic                                 $      (0.88)   $       0.30    $      (0.57)   $       0.74
                                                 ============    ============    ============    ============
           Diluted                               $      (0.88)   $       0.28    $      (0.57)   $       0.70
                                                 ============    ============    ============    ============


Weighted average common and common
      equivalent shares used in computing per
      share amounts:
           Basic                                   28,286,000      26,697,000      27,887,000      26,414,000
                                                 ============    ============    ============    ============
           Diluted                                 28,286,000      28,177,000      27,887,000      28,096,000
                                                 ============    ============    ============    ============




  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                          GENRAD, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheet
               (In thousands, except share and per share amounts)

                                                  July 4,   January 3,
                                                     1998         1998
                                                ---------    ---------
                                              (Unaudited)
Assets
Current Assets:
    Cash and equivalents                        $  16,143    $  21,883
    Accounts receivable, net                       66,365       73,006
    Inventories:
        Raw materials                              18,327       18,378
        Work in process                             9,467        8,355
        Finished goods                              9,280        3,163
                                                ---------    ---------
           Total inventories                       37,074       29,896
                                                ---------    ---------

    Other current assets                            4,666        4,194
                                                ---------    ---------
           Total current assets                   124,248      128,979
                                                ---------    ---------

Property, plant and equipment:
    Buildings and leasehold improvements           15,769       14,612
    Machinery and equipment                        55,113       56,259
    Service parts                                  14,511       12,757
                                                ---------    ---------
                                                   85,393       83,628
    Accumulated depreciation                      (48,770)     (50,149)
                                                ---------    ---------
           Property, plant and equipment, net      36,623       33,479
                                                ---------    ---------

Deferred tax asset                                 15,368        7,868
Intangible assets                                  21,826        7,107
Other assets                                        1,083        1,524
                                                ---------    ---------
                                                $ 199,148    $ 178,957
                                                =========    =========



        The accompanying notes are an integral part of these Consolidated
                             Financial Statements.

                          GENRAD, INC. AND SUBSIDIARIES
                     Consolidated Balance Sheet (continued)
               (In thousands, except share and per share amounts)


                                                           July 4,   January 3,
                                                              1998         1998
                                                         ---------    ---------
                                                       (Unaudited)
Liabilities and Stockholders' Equity
Current Liabilities:
     Trade accounts payable                              $  10,182    $  12,730
     Accrued liabilities                                    16,067       12,445
     Accrued compensation and employee benefits              5,207        6,884
     Income taxes payable                                      252        1,029
     Current portion of long-term debt                       2,419        2,434
                                                         ---------    ---------
         Total current liabilities                          34,127       35,522
                                                         ---------    ---------

Long-term Liabilities:
     Long-term debt                                          7,227        8,519
     Accrued pensions and benefits                          10,933       11,239
     Future lease costs of unused facilities                 3,821        4,106
     Other long-term liabilities                             6,116        4,558
                                                         ---------    ---------
         Total long-term liabilities                        28,097       28,422
                                                         ---------    ---------


Stockholders' Equity:
     Common stock, $1 par value, 60,000,000 shares
      authorized; 28,901,000 and 27,349,000 issued and
      outstanding in 1998 and 1997, respectively            28,901       27,349
     Treasury stock, 80,000 and 0 shares held
      in 1998 and 1997, respectively                        (1,618)        --
     Additional paid-in capital                            210,524      172,026
     Accumulated deficit                                   (98,387)     (82,492)
     Cumulative translation adjustment                      (2,496)      (1,870)
                                                         ---------    ---------
         Total stockholders' equity                        136,924      115,013
                                                         ---------    ---------
                                                         $ 199,148    $ 178,957
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

                          GENRAD, INC. AND SUBSIDIARIES
                      Consolidated Statement of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                       Six Months Ended
                                                                  --------------------------
                                                                   July 4,          June 28,
                                                                      1998              1997
                                                                  --------          --------
Operating activities:
Net (loss) income                                                 $(15,896)         $ 19,638
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
    Depreciation and amortization                                    6,137             3,877
    Loss (gain) on disposition of property, plant and equipment        322               (66)
    Reserve for future lease costs of unused facilities               (745)             (628)
    Unusual charges                                                 26,626              --
Increase (decrease) resulting from changes in
  operating assets and liabilities:
    Accounts receivable                                              9,221           (13,539)
    Inventories                                                     (7,225)             (959)
    Other current assets                                              (403)             (687)
    Deferred tax asset                                              (7,500)           (5,388)
    Trade accounts payable                                          (3,031)            3,003
    Accrued liabilities                                              2,814            (1,975)
    Accrued compensation and employee benefits                      (1,952)           (2,718)
    Accrued income taxes                                              (968)              972
    Other, net                                                           4              (718)
                                                                  --------          --------
              Net cash provided by operating activities              7,404               812
                                                                  --------          --------
Investing activities:
Purchases of property, plant and equipment                          (8,070)          (13,269)
Purchase of subsidiary                                              (2,925)             --
Proceeds from sale of property, plant and equipment                   --                 133
Investment in intangible assets                                     (2,418)             (114)
                                                                  --------          --------
              Net cash used in investing activities                (13,413)          (13,250)
                                                                  --------          --------

Financing activities:
Net change in long-term debt                                        (1,212)           11,864
Proceeds from employee stock option exercises                        3,454             3,915
Purchase of treasury stock                                          (1,618)             --
                                                                  --------          --------
              Net cash provided by financing activities                624            15,779
                                                                  --------          --------
Effects of exchange rates on cash                                     (355)              642
                                                                  --------          --------
(Decrease) increase in cash equivalents                             (5,740)            3,983
Cash and equivalents at beginning of period                         21,883            10,557
                                                                  --------          --------
Cash and equivalents at end of period                             $ 16,143          $ 14,540
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

Note 2: Reclassifications

Certain reclassifications were made to the 1997 consolidated financial statements to conform to the 1998 presentation.

Note 3: Unusual Charges

In the second quarter ended July 4, 1998, the Company recorded unusual charges of $31.5 million comprised of the following items (in millions):

         Purchased in-process technology related to the
           acquisition of Industrial Computer Corporation         $ 21.7  (1)
         Impairment of goodwill and purchased software               4.9  (2)
         Purchase of in-process diagnostic software                  1.7  (3)
         Severance costs & abandoned equipment and
           facility termination fees                                 3.2  (4)
                                                                  ------
                                                                  $ 31.5
                                                                  ======

(1) On April 7, 1998, the Company acquired Industrial Computer Corporation, as is more fully disclosed in Note 4. An independent third-party appraisal company conducted a valuation of the intangible assets acquired and determined that $21.7 million of the purchase price represented purchased in-process technology that had not yet reached technological feasibility and had no alternative future use. Accordingly, a non-cash charge of $21.7 million was recorded in the second quarter of 1998, for which there will be no tax benefit.

(2) In fiscal 1996, the Company purchased Test Technology Associates, Inc. and Testware, Inc. These companies provide custom test programming, test fixture integration and other value-added services to manufacturers and users of electronic products. Additionally, GenRad acquired certain assets of Field Oriented Engineering, AG in fiscal 1996, consisting primarily of the software program known as Tracs III(R), which is sold to electronic manufacturing systems customers. The excess purchase price over the net assets acquired for these acquisitions was recorded as long-term intangibles, primarily goodwill.

                          GENRAD, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

Note 3: Unusual Charges (continued)

    The historical financial performance of these entities has continued to be less than anticipated and the businesses have been negatively impacted by the recent decline in the in-circuit test market. Due to these factors as well as certain management changes during the second quarter of 1998, the Company prepared revised projections of future operating cash flows relating to these businesses, which indicated that the businesses would not generate sufficient operating cash flows to realize the carrying value of the intangible assets. This analysis was performed in accordance with the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets", and as a result, a $4.9 million non-cash charge was recorded in the second quarter of 1998.

(3) On July 2, 1998, the Company acquired the rights to certain diagnostic software for which technological feasibility had not been established. The software technology will be used in the diagnosis of increasingly complex mechatronic systems, in particular, in vehicle systems. The purchase price of $1.7 million was included as an unusual charge in the second quarter of 1998. Cash payments will be $1.0 million in the third quarter of 1998 and $0.7 million in September 1999.

(4) During the second quarter of 1998, the Company restructured current operations, which resulted in a workforce reduction of approximately 130 employees or 9% of the Company's workforce. In accordance with EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity", the Company will incur approximately $3.2 million for severance costs, post-employment benefits and for the termination fees of certain equipment and real-estate leases. The impact on the Company's cash flow will be as follows: $0.6 million was paid in the second quarter of 1998, $2.1 million will be paid in the third and fourth quarters of fiscal 1998, and $0.5 million will be paid in fiscal 1999.

The Company continues to examine its operating efficiencies and it is likely that it will incur an additional restructuring charge in the third quarter of 1998.

Note 4: Acquisitions

Industrial Computer Corporation
On April 7, 1998, GenRad acquired all of the then outstanding common shares of Industrial Computer Corporation ("ICC"). ICC is a software company providing real-time manufacturing execution systems to electronics manufacturers. ICC was established in 1980 and is located in Atlanta, Georgia. The acquisition was accounted for by the purchase method of accounting. The results of ICC are included in the 1998 financial statements beginning from the date of purchase.

In connection with the acquisition of ICC, 1,237,917 shares of GenRad's common stock were issued for all of the then outstanding shares of ICC in a tax-free reorganization. The total consideration for the acquisition of ICC was $36.6 million. Merger costs were $1.5 million and consisted primarily of legal fees, accounting fees and broker fees.

An independent third-party appraisal company conducted a valuation of the intangible assets acquired. Approximately $21.7 million of the purchase price represented purchased in-process technology that had

                          GENRAD, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

Note 4: Acquisitions (continued)

not yet reached technological feasibility and had no alternative future use. This amount was expensed as a non-recurring, non-tax deductible charge for the second quarter of 1998. The value was determined by estimating the future costs to develop the purchased in-process technology into commercially viable products; estimating the resulting net cash flow from such projects; and discounting the net cash flows back to their present value. The efforts required to develop the purchased in-process technology into a commercially viable product principally relate to the completion of all planning, designing, prototyping and testing activities in order to establish that the product can be produced to meet its design specifications, including functions, features and technical performance requirements. If this project is not successfully developed, the consolidated sales and profitability of the Company may be adversely affected in future periods. Additionally, the value of other intangible assets acquired could become impaired. GenRad expects to begin to benefit from the purchased in-process technology commencing in the year 2000.

The remaining excess purchase price over the net assets acquired was comprised of the following intangibles: $5.0 million of purchased software (5 year useful life); acquired workforce of $1.3 million (3 year useful life); trade name of $0.4 million (3 year useful life); and goodwill of $10.1 million (15 year useful life). Intangibles will be amortized straight line over the estimated useful lives, previously noted.

The following unaudited pro forma combined financial statements give effect to the business combination of GenRad and ICC using the purchase method of accounting. The pro forma combined financial statements assume that the acquisition took place as of the beginning of the periods presented. These statements are presented for illustrative purposes only and are not necessarily indicative of the financial position or the results of operations that actually would have been realized had the Company and ICC been a combined company during the specified periods. Additionally, they are not indicative of the results of future combined operations.

(In thousands)                         Three Months Ended          Six Months Ended
                                     -----------------------    ---------------------
                                      July 4,       June 28,     July 4,     June 28,
                                         1998           1997        1998         1997
                                     --------     ----------    --------     --------
Total Sales                          $ 58,940     $   63,615    $110,860     $118,654
                                     ========     ==========    ========     ========

Net (Loss) Income                    $(24,804)    $    7,129    $(16,498)    $ 18,406
                                     ========     ==========    ========     ========

Pro Forma Net (Loss) Income
Per Common and Common
Equivalent Shares:
Basic                                $  (0.88)    $     0.26    $  (0.59)    $   0.67
                                     ========     ==========    ========     ========
Diluted                              $  (0.88)    $     0.24    $  (0.59)    $   0.63
                                     ========     ==========    ========     ========

                          GENRAD, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

Note 4: Acquisitions (continued)

Approximately $21.7 million of the purchase price represented in-process technology that had not yet reached technological feasibility and had no alternative future use. This amount was not included in the pro forma combined statements of operation due to its non-recurring nature. The pro forma per share impact is as follows:

(In thousands)                         Three Months Ended          Six Months Ended
                                     -----------------------    ---------------------
                                      July 4,       June 28,     July 4,     June 28,
                                         1998           1997        1998         1997
                                     --------     ----------    --------     --------
Basic & Diluted                      $  (0.77)    $    (0.78)   $  (0.78)    $  (0.79)
                                     ========     ==========    ========     ========

Additional information concerning the acquisition is contained in the company's current report on Form 8-K, as filed with the Securities and Exchange Commission on July 10, 1998.

Manufacturing Execution Systems Business
On April 9, 1998, GenRad acquired certain assets of the Manufacturing Execution Systems ("MES") business of Valstar Systems Limited located in Aberdeenshire, Scotland. Valstar's MES component provides integration services and support and distribution in Europe for ICC's Shop Floor Data Manager Software.

Valstar's MES business was acquired for $3.0 million in cash, funded through internally generated funds. As part of the acquisition, the Company entered into a two-year consulting and services agreement with Valstar Systems Limited that includes securing certain Valstar personnel and other resources to transition the business to GenRad. Of the $3.0 million purchase price, $1.0 million is being held in escrow and the release is contingent upon the retention of certain key personnel, as well as certain operating targets being achieved through October 3, 1998. The acquisition was accounted for by the purchase method of accounting. The excess purchase price over the net assets acquired was composed of the following intangibles: $0.2 million of employment contracts (3 year useful life); customer list of $0.9 million (7 year useful life); and goodwill of $1.1 million (10 year useful life). Intangibles will be amortized straight line over the estimated useful lives, previously noted.

Note 5: 1997 Stock Option Award Plan

The Company has a 1997 Stock Option Award Plan for key employees excluding directors and officers. In the first quarter of 1998, the Board of Directors approved 1,250,000 additional shares for this plan. At July 4, 1998, there were 1,750,000 shares authorized for issuance under this plan. Options under this plan generally vest over a four-year period and have a term of ten years.

Note 6: Contingencies

On April 28, 1998, the Company and James F. Lyons, President and Chief Executive Officer were served with a lawsuit purported to be a class action suit on behalf of persons who purchased Company stock in the open market over a specified period of time. The lawsuit is entitled Duck Enterprises, LPV GenRad and James
                                        --------------------------------------
F. Lyons, CA No. 98-10706-PBS, and was filed in the United States District Court
--------
for the District of Massachusetts. The complaint seeks unspecified damages, as well as costs and attorney's fees. The Company has reviewed the complaint

                          GENRAD, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

Note 6: Contingencies (continued)

and believes that the allegations are without merit. The Company intends to vigorously defend the suit and has notified its insurance carrier of the claim. Due to the preliminary nature of the action, it is not possible at this time to assess the outcome of the suit.

On May 27, 1998, William E. Gaines, William E. Masskaker, Frank B. Wingate and Heritage Investment Limited Partnership ("the plaintiffs") filed a Demand for Arbitration with the American Arbitration Association in Boston (No. 11 168 00247 98) against the Company, James F. Lyons and Paul Pronsky, Jr., Vice President and Chief Financial Officer. The claims arise out of the merger transaction between GenRad and ICC. The plaintiffs are seeking damages of $13.6 million, plus interest charges and legal fees, based upon the decline in the market price of GenRad's common stock subsequent to the merger. The Company denies the allegations made in the Demand for Arbitration. The Company intends to vigorously defend the claim and has notified its insurance carrier. Due to the preliminary nature of the action, it is not possible at this time to assess the outcome of the claim.

Note 7: Line of Credit

The Company has a credit facility under which there were no borrowings outstanding on July 4, 1998. The Company increased its credit facility to $50 million on July 16, 1998. Borrowings under the revised credit facility will expire on July 16, 2001 subject to compliance with specified financial and operating covenants. Interest is payable at the lesser of (i) the prime interest rate, or (ii) under a LIBOR option, with borrowing spreads of LIBOR plus 0.75% to LIBOR plus 1.50%. The unused commitment fee ranges from 0.25% to 0.50% based upon the Company's financial performance.

Note 8: Treasury Stock

On June 11, 1998, the Company announced that its Board of Directors had authorized the Company to repurchase up to 2,500,000 shares of its common stock, which represents approximately 8% of the then issued and outstanding shares of common stock of the Corporation. At July 4, 1998, the Company had repurchased approximately 80,000 shares of common stock for $1.6 million. The Company accounts for its treasury stock utilizing the cost method.

Note 9: Impact of Recently Issued Accounting Pronouncement

In the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". This Statement requires disclosure of comprehensive income and its components in interim and annual reports. Total comprehensive income components included in stockholder's equity include any changes in equity during a period that are not the result of transactions with owners, including cumulative translation adjustments, unrealized gains and losses on available-for-sale securities and minimum pension liabilities. For the six months ended July 4, 1998 and June 28, 1997, comprehensive income items included in stockholders' equity consisted of translation adjustments of ($0.6) million and ($0.4) million, respectively.

                          GENRAD, INC. AND SUBSIDIARIES
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Operating Results

On April 7, 1998, GenRad acquired all of the then outstanding common shares of Industrial Computer Corporation ("ICC") in exchange for 1,237,917 shares of GenRad's common stock in a tax-free reorganization. The acquisition was accounted for by the purchase method of accounting. The total consideration for the acquisition was $36.6 million, plus merger costs of $1.5 million. Approximately $21.7 million of the purchase price represented purchased in-process technology that had not yet reached technological feasibility and was expensed as an unusual charge in the statement of operations in the second quarter of 1998. The remaining excess purchase price over the net assets acquired was composed of $16.8 million of intangibles which will be amortized straight line over their estimated useful lives (3 to 15 years); the majority of the excess ($10.1 million) was related to goodwill. ICC is a software company providing real-time manufacturing execution systems to electronic manufacturers.

On April 9, 1998, GenRad acquired certain assets of the Manufacturing Execution Systems ("MES") business of Valstar Systems Limited located in Aberdeenshire, Scotland. The acquisition was accounted for by the purchase method of accounting. The acquisition was for $3.0 million in cash and was funded through internally generated funds; acquisition costs were insignificant. Of the $3.0 million purchase price, $1.0 million is being held in escrow contingent upon the retention of certain key personnel as well as certain operating targets being achieved through October 3, 1998. The excess purchase price over the net assets acquired was allocated to various intangible assets and will be amortized straight line over their estimated useful lives (3 to 10 years).

Orders for the Company's products and services decreased to $52.9 million and $106.8 million for the three months and six months ended July 4, 1998, respectively, from $56.9 million and $118.2 million for the comparable periods in 1997. The decrease in orders between the periods occurred primarily in Automotive Diagnostic Solutions ("ADS"), which had unusually high orders in 1997 from BMW AG Motorcycles Division, Claas and SAAB Automobiles AB. The overall decrease was offset by increased orders in GR Software due to the acquisition of ICC in the second quarter of 1998. Year to date 1998 orders increased in North America and decreased in both Europe and Asia.

Backlog at the end of the 1998 second quarter was $23.7 million compared to $24.9 million at year-end 1997 and $29.3 million at the end of the 1997 second quarter. This decrease in backlog is consistent with the overall decline in orders. The Company believes that a substantial portion of the 1998 second quarter backlog will be shipped prior to the end of 1998.

Net product and service sales were $58.9 million and $108.0 million for the three months and six months ended July 4, 1998, respectively, as compared to $61.1 million and $113.6 million for the comparable periods in 1997. The decrease is due primarily to decreased sales in ADS. Sales increased in Electronic Manufacturing Systems ("EMS"), primarily in the GR Pilot and GENEVA product groups, and in GR Software due to the acquisition of ICC. Sales increased in North America, which was more than offset by a decrease in sales in both Europe and Asia.

Sales from international markets decreased to 53.7% for the three months ended July 4, 1998 from 56.9% in the comparable 1997 period, primarily as a result of decreased European ADS revenue. Sales from international markets decreased to 53.4% for the six months ended July 4, 1998 from 56.1% in the comparable 1997 period. The decrease is a result of decreased European

                          GENRAD, INC. AND SUBSIDIARIES
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Operating Results (continued)


ADS sales, which was partially offset by increased European EMS sales. Product and service revenues from international markets are subject to the risks of currency fluctuations.

Product margins were 50.9% and 54.0% for the three months and six months ended July 4, 1998, respectively, as compared to 50.8% and 53.5% for the comparable periods in 1997. Product margins were favorably impacted by a greater proportion of sales from EMS products and the inclusion of ICC, which typically have higher margins than ADS. This was offset by lower than planned manufacturing levels, which resulted in under absorption of manufacturing overhead, and an unfavorable mix of lower margin products in EMS. Management has taken steps in the 1998 second quarter, which will continue through the remainder of fiscal 1998, to eliminate the excess capacity in manufacturing by downsizing the headcount to improve future product margins.

Service margins increased to 43.4% for the three months ended July 4, 1998 from 39.7% in the comparable 1997 period. The increase is due to the inclusion of the favorable service margins of ICC in the second quarter of 1998, as well as improved utilization in the EMS service organization, primarily Board Test and Integrated Customer Services. ADS service margins declined in the second quarter of 1998 from 1997 due primarily to lower margin contracts in process. Service margins decreased to 40.0% for the six months ended July 4,1998 from 45.6% in the comparable 1997 period. The decrease is primarily due to an overall decline in the service utilization rate and from competitive pricing pressure, particularly in the first quarter of 1998.

Selling, general and administrative expenses increased in the three and six month periods ended July 4, 1998 to $17.2 million and $35.6 million, respectively, from $16.0 million and $33.5 million in the comparable periods in 1997. The increase in 1998 periods as compared to 1997 is primarily in global selling and support infrastructure costs. For the six months ended July 4, 1998, marketing and overhead expenses declined due to the restructuring measures that occurred in the second quarter of 1998. Management is taking steps to reduce selling, general and administrative expenses for the balance of 1998 and into 1999.

Research and development expenses increased for the three and six month periods ended July 4, 1998 to $5.4 million and $10.4 million, respectively, from $4.6 million and $9.2 million in the comparable periods in 1997. As a percentage of product and service sales, research and development expenses increased to 9.2% and 9.6% for the three and six month periods ended July 4, 1998, respectively, as compared to 7.5% and 8.1% in the comparable periods of 1997. The Company continues to invest in new product development and enhancements to existing products.

In the second quarter of 1998, the Company recorded unusual charges of $31.5 million. The majority of the charges related to purchased in-process technology in connection with the acquisition of ICC and certain diagnostic software for which technological feasibility had not been established ($23.4 million). An intangible asset impairment ($4.9 million) was recorded related to the fiscal 1996 acquisitions of Test Technology Associates, Inc., Testware, Inc. and Field Oriented Engineering, AG. Lastly, the Company restructured current operations, which resulted in a workforce reduction of approximately 130 employees or 9% of the Company's workforce. The Company will incur severance costs, post-employment benefits and termination fees for certain equipment and real-estate leases ($3.2 million).

                          GENRAD, INC. AND SUBSIDIARIES
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Operating Results (continued)

Net interest expense was $0.2 million and $0.3 million for the three and six month periods ended July 4, 1998, respectively, from $0.1 million and $0 million in the comparable periods in 1997. The 1998 interest expense relates to the five year term loan entered into on June 26, 1997 that provided approximately $12 million for the purchase of furniture and fixtures for the Company's new corporate headquarters and manufacturing facilities in Westford, Massachusetts.

A net income tax benefit of $7.5 million was recorded in the first quarter of 1998 as compared to $5.4 million in the comparable period in 1997. The tax benefit represents a reduction in the Company's valuation allowance for deferred taxes and was recorded due to management's expectations of future income and expected utilization of the Company's domestic net operating loss carryforwards.

The income tax benefit for the three months ended July 4, 1998 was $0.7 million as compared to income tax expense of $0.8 million in the comparable period in 1997. Excluding the deferred tax benefits, the income tax benefit was $0.6 million for the six months ended July 4, 1998 as compared to income tax expense of $1.5 million for the comparable period in 1997. Income taxes decreased year to date 1998 as compared to 1997 due to lower pre-tax income levels.

As a result of the above, the Company reported a net loss of $24.8 million for three months and $15.9 million for the six months ended July 4, 1998, as compared to net income of $7.9 million and $19.6 million, respectively, for the comparable periods in 1997.

Liquidity and Sources of Capital

Cash and equivalents at the end of the second quarter of 1998 totaled $16.1 million as compared to $21.9 million at year-end 1997 and $14.5 million at the end of the 1997 second quarter. The Company's current ratio increased to 3.6 at the end of the second quarter of 1998, which was consistent with year-end 1997, as compared to 3.3 at the end of the 1997 second quarter.

Cash provided by operating activities was $7.4 million in the second quarter of 1998. The net loss of $15.9 million for the six months ended July 4, 1998 included a $7.5 million non-cash benefit resulting from the deferred tax asset that was recorded in the first quarter of 1998 and $26.6 million of unusual non-cash charges. The decrease in accounts receivable provided cash of $9.2 million as a result of significant collections during 1998. Increases in inventory used cash of $7.2 million as a result of work in process for the Ford WDS project, and the maintenance of higher inventory levels due to a decrease in sales volume. A decrease in current liabilities used cash of $3.1 million as a result of the timing of payments to employees and vendors.

                          GENRAD, INC. AND SUBSIDIARIES
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Liquidity and Sources of Capital (continued)

During the six months ended July 4, 1998, $8.1 million of cash was used for the purchase of property, plant and equipment. Capital expenditures were primarily for equipment used in manufacturing and in research and development. The purchase of ICC and MES in the second quarter of 1998 used cash of $2.9 million. Investments in intangible assets of $2.4 million were primarily for capitalized software.

The issuances of stock under the Company's employee stock plans provided cash of $3.5 million for the six months ended July 4, 1998, while the purchase of treasury stock used $1.6 million of cash.

The Company's primary source of liquidity is internally generated funds. The Company also has an existing unsecured line of credit up to $50 million, against which there were no borrowings outstanding on July 4, 1998. Borrowings under the credit facility are subject to compliance with specified financial and operating covenants. The credit facility expires on July 16, 2001. The Company also has a five year term loan which provided approximately $12 million for the purchase of furniture and fixtures for the Company's new corporate headquarters and manufacturing facilities in Westford, Massachusetts. The principal of the loan is repayable in twenty equal quarterly payments of $0.6 million to be paid through the second quarter of 2002. Interest is payable quarterly in arrears at LIBOR plus 1.25%.

The Company anticipates that in fiscal 1998 it will fund its working capital and capital expenditure requirements, make interest payments on its borrowings and meet its cash obligations from internally generated funds, and from the available credit facility. The Company expects to make cash payments of approximately $3.1 million in the third and fourth quarters of fiscal 1998 and $1.2 million in fiscal 1999 in connection with the unusual charges, previously described. The Company also plans to continue its stock repurchase plan.

The Company buys and sells foreign currencies using forward contracts intended to hedge payables and receivables denominated in foreign currencies. The Company primarily operates in U.S. dollars and European currencies. At July 4, 1998, the Company had forward exchange contracts to sell approximately $33.4 million of foreign currencies.

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

Factors That May Affect Future Results

While the Company's sales cycle varies substantially from customer to customer, a high percentage of the Company's revenues are expected to be realized in the third month of each fiscal quarter. The Company's backlog at the beginning of a quarter will not generally be large enough to assure that it will meet its revenue targets for any particular quarter. In addition, the Company's operating expenses are

                          GENRAD, INC. AND SUBSIDIARIES
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Factors That May Affect Future Results (continued)

based on expected future revenue and are relatively fixed for the short term. Accordingly, the Company's quarterly results may be difficult to predict until late in the quarter and a shortfall in shipments or contract orders at the end of any particular quarter may cause the results for that quarter to fall short of anticipated levels.

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

The Company is subject to various legal proceedings and claims related to products, contracts, employees and other matters that arise in the ordinary course of business. An adverse result beyond the Company's current insurance coverage could have a material adverse effect on the Company's financial condition, results of operations and liquidity.

The Year 2000 issue is the result of a computer program being written using two digits rather than four to define the applicable year. Any programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. The Company is in the process of rectifying the Year 2000 issue in its core business systems, and it is projected to be complete by the first quarter of 1999. Both internal and external resources will be utilized, and the projected costs, which are expected to be minimal, will be expensed as incurred. The Company has established a task force to ensure that the software utilized within its currently produced products is Year 2000 compliant and any vendor or customer related issues are addressed. At this point, the Company cannot project when it will be completed nor the estimated total costs associated with the remediation plan.

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

                          GENRAD, INC. AND SUBSIDIARIES
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Impact of Recently Issued Accounting Pronouncements

The Financial Accounting Standards Board issued Statement No. 131, "Disclosure about Segments of an Enterprise and Related Information". This Statement requires an enterprise to report financial and descriptive information about its reportable operating income. Operating segments are components that are evaluated regularly by chief operating decision makers in deciding how to allocate resources and in assessing performance. This Statement requires a business enterprise to report a measure of segment profit or loss, certain specific revenue and expense items (including interest, depreciation, and income taxes), and segment assets. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Financial Accounting Standards Board issued Statement No. 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits". This statement revises employer's disclosures about pensions and other postretirement plans. The Statement does not change the measurement or recognition of those types of plans. These Statements are required to be adopted in the Company's fiscal year-end 1998. These statements will not affect the Company's consolidated financial position or results of operations as they impact disclosure only.

On June 15, 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". This Statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999 (January 1, 2000 for the Company) and requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company is currently determining the impact that the adoption of this Statement will have on its earnings or statement of financial position.

                           PART II. OTHER INFORMATION
Item 1. Legal Proceeding

On April 28, 1998, the Company and James F. Lyons, President and Chief Executive Officer were served with a lawsuit purported to be a class action suit on behalf of persons who purchased Company stock in the open market over a specified period of time. The lawsuit is entitled Duck Enterprises, LPV GenRad and James
F. Lyons, CA No. 98-10706-PBS, and was filed in the United States District Court for the District of Massachusetts. The complaint seeks unspecified damages, as well as costs and attorney's fees. The Company has reviewed the complaint and believes that the allegations are without merit. The Company intends to vigorously defend the suit and has notified its insurance carrier of the claim. Due to the preliminary nature of the action, it is not possible at this time to assess the outcome of the suit.

On May 27, 1998, William E. Gaines, William E. Masskaker, Frank B. Wingate and Heritage Investment Limited Partnership ("the plaintiffs") filed a Demand for Arbitration with the American Arbitration Association in Boston (No. 11 168 00247 98) against the Company, James F. Lyons and Paul Pronsky, Jr., Vice President and Chief Financial Officer. The claims arise out of the merger transaction between GenRad and ICC. The plaintiffs are seeking damages of $13.6 million, plus interest charges and legal fees, based upon the decline in the market price of GenRad's common stock subsequent to the merger. The Company denies the allegations made in the Demand for Arbitration. The Company intends to vigorously defend the claim and has notified its insurance carrier. Due to the preliminary nature of the action, it is not possible at this time to assess the outcome of the claim.


Item 4. Submissions of Matters to a Vote of Security Holders

(a) The Annual Meeting of Shareholders of GenRad, Inc. was held on May 14, 1998 (the "Annual Meeting").

(b) Not required pursuant to instructions No. 3.

(c) Votes were cast or withheld in connection with the election of directors at the Annual Meeting as follows:

Name of Director                            For            Withheld
----------------                        ----------         --------
William S. Antle III                    21,487,675          755,462
Richard G. Rogers                       21,491,025          752,112
Ed Zschau                               21,486,751          756,386

Votes were cast or withheld in connection with the following proposals, more fully described in the Company's Proxy Statement dated April 13, 1998 at the Annual Meeting.

                                                           Affirmative        Negative
                                                              Votes             Votes        Abstained
                                                           -----------        --------       ---------
1)  To amend the Company's 1991 Equity
    Incentive Plan by increasing by
    500,000 the shares of Common Stock
    available for issuance.                                16,352,596        5,604,012        286,529

2)  To amend the Company's 1991
    Directors' Stock Option Plan by
    increasing by 50,000 the shares of
    Common Stock available for
    issuance.                                              20,348,915        1,627,128        267,094

3)  To amend the Company's 1994 Director
    Restricted Stock Plan by increasing
    by 50,000 the shares of Common Stock
    available for issuance.                                20,225,330        1,740,048        277,759

Item 6. Exhibits and Reports on Form 8-K

(a)(3) The following Exhibits are filed:

       10. Amended and restated revolving credit agreement dated July 16, 1998 between GenRad, Inc. and BankBoston, N.A., attached.

       10.1 Agreement and Plan of Merger dated April 7, 1998 by and among GenRad, Inc., Industrial Computer Corporation, Frank B. Wingate, William E. Massaker, William E. Gaines and Heritage Investment Limited Partnership, incorporated by reference to the Company's Registrations Statement on Form S-3 (File No. 333-57251).

       11.  Statement re: Computation of Earnings Per Share.

       27.  Financial Data Schedule.

(b) The Company filed a Current Report on Form 8-K dated July 10, 1998 reporting the acquisition of Industrial Computer Corporation.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                            GenRad, Inc.


                            By: /S/ Paul Pronsky, Jr.
                                ---------------------------------------------
                                    Paul Pronsky, Jr.
                                    Vice President and
                                    Chief Financial Officer and Secretary






Date:  August 18, 1998