Form 10-Q
period 1998-10-03
GENRAD INC
filed 1998-11-16
CIK 40972

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                      For the Quarter Ended October 3, 1998


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


29,008,593 shares of the Common Stock, $1 par value, were outstanding on November 10, 1998.


================================================================================

                          GENRAD, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS



                                                                                 Page
                                                                                 ----
Part I.  Financial Information:

         Consolidated Statement of Operations .................................       1

         Consolidated Balance Sheet ...........................................       2

         Consolidated Statement of Cash Flows .................................       3

         Notes to Consolidated Financial Statements ...........................  4 -  9

         Management's Discussion and Analysis of
             Financial Condition and Results of Operation ..................... 10 - 16


Part II. Other Information:

         Items 1 and 6.........................................................      17

         Signatures ...........................................................      18


                          PART I. FINANCIAL INFORMATION
                          GENRAD, INC. AND SUBSIDIARIES
                      Consolidated Statement of Operations
               (In thousands, except share and per share amounts)
                                   (Unaudited)



                                                    Three Months Ended                            Nine Months Ended
                                            ------------------------------------         --------------------------------
                                             October 3,            September 27,          October 3,        September 27,
                                                1998                   1997                  1998               1997
                                            ------------           -------------         ------------       -------------
Sales:
      Sales of products                     $    43,039            $    44,523           $   119,791        $   130,223
      Sales of services                          17,511                 14,347                48,771             42,197
                                            ------------           ------------          ------------       ------------
           Total sales                           60,550                 58,870               168,562            172,420
                                            ------------           ------------          ------------       ------------

Cost of sales:
      Cost of products sold                      26,402                 18,368                61,699             58,204
      Cost of services sold                       9,521                  7,671                28,288             22,833
                                            ------------           ------------          ------------       ------------
           Total cost of sales                   35,923                 26,039                89,987             81,037
                                            ------------           ------------          ------------       ------------

Gross profit                                     24,627                 32,831                78,575             91,383

Selling, general and administrative              17,038                 16,813                52,672             50,327
Research and development                          4,265                  4,938                14,628             14,183
Unusual charges                                   5,490                     --                37,036                 --
                                            ------------           ------------          ------------       ------------
           Total operating expenses              26,793                 21,751               104,336             64,510
                                            ------------           ------------          ------------       ------------

Operating (loss) income                          (2,166)                11,080               (25,761)            26,873

Other expense:
      Interest, net                                (285)                  (181)                 (567)              (189)
      Other, net                                   (302)                  (231)                 (402)              (287)
                                            ------------           ------------          ------------       ------------
           Total other expense                     (587)                  (412)                 (969)              (476)
                                            ------------           ------------          ------------       ------------

(Loss) income before income taxes                (2,753)                10,668               (26,730)            26,397
Income tax provision (benefit)                      750                  1,063                (7,332)            (2,846)
                                            ------------           ------------          ------------       ------------
Net (loss) income                           $    (3,503)           $     9,605           $   (19,398)       $    29,243
                                            ============           ============          ============       ============

Net (loss) income per common and
      common equivalent shares:
           Basic                            $     (0.12)           $      0.36           $     (0.69)       $      1.10
                                            ============           ============          ============       ============
           Diluted                          $     (0.12)           $      0.33           $     (0.69)       $      1.05
                                            ============           ============          ============       ============

Weighted average common and common
      equivalent shares used in computing
      per share amounts:
           Basic                             28,289,000             26,992,000            28,028,000         26,636,000
                                            ============           ============          ============       ============
           Diluted                           28,289,000             29,212,000            28,028,000         27,951,000
                                            ============           ============          ============       ============



              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.

                          GENRAD, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheet
               (In thousands, except share and per share amounts)



                                                              October 3,               January 3,
                                                                 1998                     1998
                                                              -----------              ----------
                                                              (Unaudited)
Assets
Current Assets:
    Cash and equivalents                                      $   7,985                $ 21,883
    Accounts receivable, net                                     69,602                  73,006
    Inventories                                                  32,133                  29,896
    Other current assets                                          4,132                   4,194
                                                              ----------               ---------
           Total current assets                                 113,852                 128,979
                                                              ----------               ---------

Property, plant and equipment, net                               38,008                  33,479
Deferred tax asset                                               15,368                   7,868
Intangible assets, net                                           22,365                   7,107
Other assets                                                      1,080                   1,524
                                                              ----------               ---------
                                                              $ 190,673                $178,957
                                                              ==========               =========

Liabilities and Stockholders' Equity
Current Liabilities:
    Trade accounts payable                                    $   9,123                $ 12,730
    Accrued liabilities                                          20,347                  12,445
    Accrued compensation and employee benefits                    5,585                   6,884
    Income taxes payable                                            552                   1,029
    Current portion of long-term debt                             2,460                   2,434
                                                              ----------               ---------
           Total current liabilities                             38,067                  35,522
                                                              ----------               ---------

Long-term Liabilities:
    Long-term debt                                                6,764                   8,519
    Accrued pensions and benefits                                11,421                  11,239
    Future lease costs of unused facilities                       3,810                   4,106
    Other long-term liabilities                                   5,797                   4,558
                                                              ----------               ---------
           Total long-term liabilities                           27,792                  28,422
                                                              ----------               ---------

Stockholders' Equity:
    Common stock, $1 par value, 60,000,000 shares
      authorized; 28,976,000 and 27,349,000 issued and
      outstanding in 1998 and 1997, respectively                 28,976                  27,349
    Treasury stock, 773,000 and 0 shares held
      in 1998 and 1997, respectively                            (10,856)                     --
    Additional paid-in capital                                  211,230                 172,026
    Accumulated deficit                                        (101,890)                (82,492)
    Cumulative translation adjustment                            (2,646)                 (1,870)
                                                              ----------               ---------
           Total stockholders' equity                           124,814                 115,013
                                                              ----------               ---------
                                                              $ 190,673                $178,957
                                                              ==========               =========


              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.

                          GENRAD, INC. AND SUBSIDIARIES
                      Consolidated Statement of Cash Flows
                                 (In thousands)
                                   (Unaudited)



                                                                          Nine Months Ended
                                                                  ----------------------------------
                                                                  October 3,           September 27,
                                                                     1998                  1997
                                                                  ----------           -------------
Operating activities:
Net (loss) income                                                  $(19,398)             $ 29,243
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
    Depreciation and amortization                                     8,631                 5,934
    Loss on disposition of property, plant and equipment              1,256                   265
    Reserve for future lease costs of unused facilities              (1,024)               (1,374)
    Non cash unusual charges                                         32,991                    --
Increase (decrease) resulting from changes in
  operating assets and liabilities:
    Accounts receivable                                               6,627               (16,212)
    Inventories                                                      (6,786)               (4,610)
    Other current assets                                                164                  (437)
    Deferred tax asset                                               (7,500)               (5,394)
    Trade accounts payable                                           (4,177)                4,623
    Accrued liabilities                                               7,234                (4,063)
    Accrued compensation and employee benefits                       (1,428)                   83
    Accrued income taxes                                               (692)                1,907
    Other, net                                                         (927)                 (208)
                                                                   ---------             ----------
         Net cash provided by operating activities                   14,971                 9,757
                                                                   ---------             ----------

Investing activities:
Purchases of property, plant and equipment                          (12,330)              (17,586)
Purchase of subsidiaries                                             (3,093)                   --
Proceeds from sale of property, plant and equipment                      --                   133
Investment in intangible assets                                      (3,378)                 (341)
                                                                   ---------             ---------
         Net cash used in investing activities                      (18,801)              (17,794)
                                                                   ---------             ----------

Financing activities:
Proceeds from issuance of debt                                           --                11,654
Repayment of debt                                                    (1,827)                 (728)
Proceeds from employee stock option exercises                         4,235                 8,154
Purchase of treasury stock                                          (10,856)                   --
                                                                   ---------             ---------
         Net cash (used in) provided by financing activities         (8,448)               19,080
                                                                   ---------             ----------

Effects of exchange rates on cash                                    (1,620)                1,017
                                                                   ---------             ---------
(Decrease) increase in cash equivalents                             (13,898)               12,060
Cash and equivalents at beginning of period                          21,883                10,557
                                                                   ---------             ---------
Cash and equivalents at end of period                              $  7,985              $ 22,617
                                                                   =========             ==========


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

Note 2: Reclassifications

Certain reclassifications were made to the 1997 consolidated financial statements to conform to the 1998 presentation.

Note 3: Details of Financial Statement Components (in thousands)



                                                        October 3,        January 3,
                                                           1998              1998
                                                        -----------       ----------
                                                        (unaudited)
Inventories:
  Raw materials                                          $  11,692          $ 18,378
  Work in process                                           11,941             8,355
  Finished goods                                             8,500             3,163
                                                         ---------         ---------
                                                          $ 32,133          $ 29,896
                                                         =========         =========

Property, Plant and Equipment:
  Leasehold improvements                                 $ 13,927          $ 14,612
  Machinery and equipment                                  47,707            56,259
  Service parts                                            13,879            12,757
                                                         ---------         ---------
                                                           75,513            83,628
  Accumulated depreciation                                (37,505)          (50,149)
                                                         ---------         ---------
                                                         $ 38,008          $ 33,479
                                                         =========         =========

Intangible Assets:
  Goodwill                                               $ 11,264          $  6,029
  Capitalized and purchased computer software               4,961             2,374
  Other intangible assets                                   9,254             1,534
                                                         ---------         ---------
                                                           25,479             9,937
  Accumulated amortization                                 (3,114)           (2,830)
                                                         ---------         ---------
                                                         $ 22,365          $  7,107
                                                         =========         =========
Accrued Liabilities:
  Customer prepayments                                   $  7,174          $  6,059
  Other accrued liabilities                                 6,800             5,071
  Accrued unusual charges                                   6,264                --
  Lease costs of unused facilities                            109             1,315
                                                         ---------         ---------
                                                         $ 20,347          $ 12,445
                                                         =========         =========

                          GENRAD, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


Note 4:  Unusual Charges

In the second and third quarters ended July 4, 1998 and October 3, 1998, respectively, the Company recorded unusual charges of $31.5 and $10.4 million, respectively, composed of the following items (in millions):



                                                           Q2 1998                   Q3 1998                Total
                                                           -------        ------------------------------    -----
                                                                                           Unusual           Year
                                                           Unusual         Unusual         Cost of            to
                                                           Charges         Charges      Products Sold        Date
                                                           -------         -------      -------------        ----
(1) Purchased in-process technology related to the
    acquisition of Industrial Computer Corporation          $21.7           $ --            $ --             $21.7
(2) Impairment of goodwill and purchased software             4.9             --              --               4.9
(3) Purchase of in-process diagnostic software                1.7             --              --               1.7
(4) Severance costs, equipment & facility
    termination fees and fixed asset write offs               3.2            3.6              --               6.8
(5) Shut down of manufacturing in the Manchester,
    UK facility                                                --            0.5             3.5               4.0
(6) Exit from the Vision product line                          --            1.4             1.4               2.8
                                                            -----           ----            ----             -----
                                                            $31.5           $5.5            $4.9             $41.9
                                                            =====           ====            ====             =====


The impact on the Company's cash flow of these unusual charges is as follows (in millions):



     Summary of Unusual Charges                           Timing of Cash Payments
------------------------------------      -------------------------------------------------------
                                          Actual       Actual     Forecast     Forecast
       Non                                  Q2           Q3          Q4         Fiscal
 *     Cash         Cash       Total       1998         1998        1998         1999       Total
---    -----        ----       -----      ------       ------     --------     --------     -----
(1)    $21.7        $ --       $21.7       $ --        $ --         $ --         $ --        $ --
(2)      4.9          --         4.9         --          --           --           --          --
(3)      -           1.7         1.7        1.1          --           --          0.6         1.7
(4)      0.1         6.7         6.8        0.6         0.9          2.7          2.5         6.7
(5)      3.7         0.3         4.0         --          --          0.3           --         0.3
(6)      2.6         0.2         2.8         --         0.1          0.1           --         0.2
       -----        ----       -----       ----        ----         ----         ----        ----
       $33.0        $8.9       $41.9       $1.7        $1.0         $3.1         $3.1        $8.9
       =====        ====       =====       ====        ====         ====         ====        ====


* - See description of unusual charges above.

(1) On April 7, 1998, the Company acquired Industrial Computer Corporation, as is more fully disclosed in Note 5. An independent third-party appraisal company conducted a valuation of the intangible assets acquired and determined that $21.7 million of the purchase price represented purchased in-process technology that had not yet reached technological feasibility and had no alternative future use. Accordingly, an unusual charge of $21.7 million was recorded in the second quarter of 1998.

                          GENRAD, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

Note 4:  Unusual Charges (continued)

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

     The historical financial performance of these entities has continued to be less than anticipated and the businesses have been negatively impacted by the recent decline in the in-circuit test market. Due to these factors as well as certain management changes during the second quarter of 1998, the Company prepared revised projections of future operating cash flows relating to these businesses, which indicated that the businesses would not generate sufficient operating cash flows to realize the carrying value of the intangible assets. This analysis was performed in accordance with the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets", and as a result, a $4.9 million unusual charge was recorded in the second quarter of 1998.

(3) On July 2, 1998, the Company acquired the rights to certain diagnostic software for which technological feasibility had not been established. The software technology will be used in the diagnosis of increasingly complex mechatronic systems, in particular, in vehicle systems. The purchase price of $1.7 million was recorded as an unusual charge in the second quarter of 1998.

(4) During the second and third quarters of 1998, the Company restructured its operations, which resulted in a workforce reduction of approximately 230 employees or 15% of the Company's workforce. In accordance with EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity", the Company will incur approximately $6.8 million for severance costs, post-employment benefits, write offs of certain fixed assets and for the termination fees of certain equipment and real estate leases.

(5) In the third quarter of 1998, the Company shut down manufacturing at the Manchester, UK facility. Inventory totaling $3.5 million was written off to cost of product, which related to the discontinuance of certain Automotive Diagnostic Solutions ("ADS") products that were uneconomic to produce as well as the shut down of the ADS contract manufacturing business. The remainder of the unusual charge ($0.5 million) related to a workforce reduction of approximately 20 people and the write-off of certain fixed assets used in ADS manufacturing.

(6) The Company completed an in depth analysis of the hardware portion of the Vision product line in the third quarter of 1998. The decision to shut down this business was based upon the following: (i) the market for Vision equipment in PCB manufacturing is not as large as had been previously estimated, and (ii) the continued research and development investment required for the existing Vision product was not warranted given the resizing of the Vision market. The shut down of the Vision hardware product line resulted in unusual charges ($1.4 million) related to fixed asset write-offs. Additionally, unusual cost of products sold ($1.4 million) were incurred related to the write-off of inventory on hand, inventory purchase order cancellation charges and the write-off of prepaid royalties.

                          GENRAD, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


Note 5:  Acquisitions


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

In connection with the acquisition of ICC, 1,237,917 shares of GenRad's common stock were issued for all of the then outstanding shares of ICC in a tax-free reorganization. The total consideration for the acquisition of ICC was $36.6 million. Merger costs were $1.6 million and consisted primarily of legal fees, accounting fees and broker fees. Additional information concerning the acquisition is contained in the Company's current report on Form 8-K/A, as filed with the Securities and Exchange Commission on July 10, 1998.

An independent third-party appraisal company conducted a valuation of the intangible assets acquired. Approximately $21.7 million of the purchase price represented purchased in-process technology that had not yet reached technological feasibility and had no alternative future use. This amount was expensed as a non-recurring, non-tax deductible charge in the second quarter of 1998. The value was determined by estimating the future costs to develop the purchased in-process technology into commercially viable products; estimating the resulting net cash flow from such projects; and discounting the net cash flows back to their present value. The efforts required to develop the purchased in-process technology into a commercially viable product principally relate to the completion of all planning, designing, prototyping and testing activities in order to establish that the product can be produced to meet its design specifications, including functions, features and technical performance requirements. If this project is not successfully developed, the consolidated sales and profitability of the Company may be adversely affected in future periods. Additionally, the value of other intangible assets acquired could become impaired. GenRad expects to begin to benefit from the purchased in-process technology commencing in the year 2000.

The remaining excess purchase price over the net assets acquired was comprised of the following intangibles: $5.0 million of purchased software (5 year useful life); acquired workforce of $1.3 million (3 year useful life); trade name of $0.4 million (3 year useful life); and goodwill of $10.2 million (15 year useful life). Intangibles will be amortized straight line over the estimated useful lives, previously noted.

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

                          GENRAD, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


Note 5:  Acquisitions (continued)



(In thousands, except per share data)
                                        Nine Months Ended
                                   ----------------------------
                                   October 3,     September 27,
                                      1998            1997
                                   ----------------------------
Total Sales                        $171,410        $179,787
                                   ========        ========

Net (Loss) Income                  $(20,000)       $  5,627
                                   ========        ========

Pro Forma Net (Loss) Income
Per Common and Common
Equivalent Shares:
Basic                              $  (0.70)       $   0.20
                                   ========        ========
Diluted                            $  (0.70)       $   0.19
                                   ========        ========


Approximately $21.7 million of the purchase price represented in-process technology that had not yet reached technological feasibility and had no alternative future use. This charge is included in the above pro forma combined statements of operations.

Manufacturing Execution Systems Business

On April 9, 1998, GenRad acquired certain assets of the Manufacturing Execution Systems ("MES") business of Valstar Systems Limited located in Aberdeenshire, Scotland. Valstar's MES component provides integration services and support and distribution in Europe for ICC's Shop Floor Data Manager Software.

Valstar's MES business was acquired for $3.0 million in cash, funded through internally generated funds. As part of the acquisition, the Company entered into a two-year consulting and services agreement with Valstar Systems Limited that includes securing certain Valstar personnel and other resources to transition the business to GenRad. Of the $3.0 million purchase price, $2.0 million was paid on April 9, 1998 and $1.0 million was released from escrow on October 7, 1998 as certain contingencies were achieved.

The acquisition was accounted for by the purchase method of accounting. The excess purchase price over the net assets acquired was composed of the following intangibles: $0.2 million of employment contracts (3 year useful life); customer list of $0.9 million (7 year useful life); and goodwill of $2.1 million (10 year useful life). Intangibles will be amortized straight line over the estimated useful lives, previously noted.

Note 6:  1997 Non-Qualified Employee Stock Option Plan

The Company has a 1997 Non-Qualified Employee Stock Option Plan for key employees excluding directors and officers. On April 3, 1998 and October 23, 1998, respectively, the Board of Directors approved 1,250,000 and 250,000 additional shares for this plan. On October 23, 1998, there were 2,000,000 shares authorized for issuance under this plan. Options under this plan generally vest over a four-year period and have a term of ten years.

                          GENRAD, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

Note 7:  Contingencies

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

On May 27, 1998, William E. Gaines, William E. Masskaker, Frank B. Wingate and Heritage Investment Limited Partnership ("the plaintiffs") filed a Demand for Arbitration with the American Arbitration Association in Boston (No. 11 168 00247 98) against the Company, James F. Lyons and Paul Pronsky, Jr. The claims arise out of the merger transaction between GenRad and ICC. The plaintiffs are seeking damages of $13.6 million, plus interest charges and legal fees, based upon the decline in the market price of GenRad's common stock subsequent to the merger. The Company denies the allegations made in the Demand for Arbitration. The Company intends to vigorously defend the claim and has notified its insurance carrier. Due to the preliminary nature of the action, it is not possible at this time to assess the outcome of the claim.

Note 8:  Line of Credit

The Company has a credit facility under which there were no borrowings outstanding on October 3, 1998. The Company increased its credit facility to $50 million on July 16, 1998. Borrowings under the revised credit facility, which expires on July 16, 2001, are subject to compliance with specified financial and operating covenants. Interest is payable at the lesser of (i) the prime interest rate, or (ii) under a LIBOR option, with borrowing spreads of LIBOR plus 0.75% to LIBOR plus 1.50%. The unused commitment fee ranges from 0.25% to 0.50% based upon the Company's financial performance.

Note 9:  Treasury Stock

On June 11, 1998, the Company announced that its Board of Directors had authorized the Company to repurchase up to 2,500,000 shares of its common stock, which represents approximately 8% of the then issued and outstanding shares of common stock of the Corporation. At October 3, 1998, the Company had repurchased approximately 773,000 shares of common stock for $10.9 million. The Company accounts for its treasury stock utilizing the cost method.

Note 10: Impact of Recently Issued Accounting Pronouncement

In the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". This Statement requires disclosure of comprehensive income and its components in interim and annual reports. Total comprehensive income components included in stockholder's equity include any changes in equity during a period that are not the result of transactions with owners, including cumulative translation adjustments, unrealized gains and losses on available-for-sale securities and minimum pension liabilities. For the nine months ended October 3, 1998 and September 27, 1997, comprehensive income items included in stockholders' equity consisted of translation adjustments of ($0.8) million for each period.

                          GENRAD, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


Operating Results

On April 7, 1998, GenRad acquired all of the then outstanding common shares of Industrial Computer Corporation ("ICC") in exchange for 1,237,917 shares of GenRad's common stock in a tax-free reorganization. The acquisition was accounted for by the purchase method of accounting. The total consideration for the acquisition was $36.6 million, plus merger costs of $1.6 million. Approximately $21.7 million of the purchase price represented purchased in-process technology that had not yet reached technological feasibility and was expensed as an unusual charge in the statement of operations in the second quarter of 1998. The remaining excess purchase price over the net assets acquired was composed of $16.9 million of intangibles which will be amortized straight line over their estimated useful lives (3 to 15 years); the majority of the excess ($10.2 million) was related to goodwill. ICC is a software company providing real-time Manufacturing Execution Systems ("MES") to electronic manufacturers.

On April 9, 1998, GenRad acquired certain assets of the MES business of Valstar Systems Limited located in Aberdeenshire, Scotland. The acquisition was accounted for by the purchase method of accounting. The acquisition was for $3.0 million in cash and was funded through internally generated funds; acquisition costs were insignificant. Of the $3.0 million purchase price, $2.0 million was paid on April 9, 1998 and $1.0 million was released from escrow on October 7, 1998 as certain contingencies were fulfilled. The excess purchase price over the net assets acquired was allocated to various intangible assets and will be amortized straight line over their estimated useful lives (3 to 10 years).

In the second quarter of 1998, the Company recorded unusual charges of $31.5 million. The majority of the charges related to purchased in-process technology in connection with the acquisition of ICC and certain diagnostic software for which technological feasibility had not been established ($23.4 million). An intangible asset impairment ($4.9 million) was recorded related to the fiscal 1996 acquisitions of Test Technology Associates, Inc., Testware, Inc. and Field Oriented Engineering, AG. Lastly, the Company restructured current operations that resulted in severance costs, post-employment benefits and termination fees for certain equipment and real estate leases ($3.2 million).

In the third quarter of 1998 the Company continued implementing its restructuring plans begun in the second quarter of 1998. As a result, unusual charges of $10.4 million were recorded during the quarter, of which $5.5 million was classified as unusual charges and $4.9 million was classified as cost of products. The majority of the charges were related to the shut down of manufacturing in the Manchester, UK facility ($4.0 million) and the exit from the hardware portion of the Company's Vision product line ($2.8 million). The balance of $3.6 million is attributable to severance costs and post-employment benefits relating to additional reductions in the workforce, closure of excess facilities and write offs of certain fixed assets.

Orders for the Company's products and services were $59.9 million and $166.8 million for the three months and nine months ended October 3, 1998, respectively, as compared to $59.6 million and $177.8 million for the comparable periods in 1997. The decrease in year to date 1998 orders occurred primarily in Electronic Manufacturing Systems' ("EMS") GENEVA(R) product group and Automotive Diagnostic Solutions ("ADS"); both product lines had unusually large multiple orders in 1997 as compared to 1998. GR Software orders increased in the 1998 periods due to the acquisition of ICC in the second quarter of 1998 as well as a $1.7 million software order recorded in the third quarter of 1998. Orders for the 1998 periods increased in North America and decreased in both Europe and Asia as compared to 1997.

Backlog at the end of the 1998 third quarter decreased to $23.1 million compared to $24.9 million at year-end 1997 and $30.0 million at the end of the 1997 third quarter. The Company believes that a substantial portion of the 1998 third quarter backlog will be shipped prior to the end of fiscal 1998. Backlog decreased in the third quarter of 1998 from the

                          GENRAD, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


Operating Results (continued)

comparable 1997 quarter primarily due to decreased orders in ADS and EMS (GENEVA), which was partially offset by increased orders in GR Software. Third quarter 1998 backlog decreased in both North America and Europe and increased in Asia as compared to the 1997 third quarter.

Net product and service sales increased to $60.6 million in the third quarter of 1998 from $58.9 million in the comparable 1997 period. Sales increased primarily as a result of the acquisition of ICC in the second quarter of 1998. For the nine months ended October 3, 1998, sales decreased to $168.6 million from $172.4 million in the comparable 1997 period. Sales declined in ADS, while increasing in both EMS and GR Software. Sales increased in North America, which was more than offset by decreases in both Europe and Asia.

Sales from international markets increased to 51.5% of total sales for the three months ended October 3, 1998 from 45.8% of total sales in the comparable 1997 period due to increased international EMS and GR Software sales. Sales from international markets remained constant at 52.7% of total sales for the nine months ended October 3, 1998 and September 27, 1997. A decrease in European ADS sales offset increased European EMS sales. Product and service revenues from international markets are subject to the risk of currency fluctuations.

Product margins including unusual product costs were 38.7% and 48.5% for the three months and nine months ended October 3, 1998, respectively, as compared to 58.7% and 55.3% for the comparable periods in 1997. Product margins excluding unusual charges were 50.1% and 52.6% for the three and nine months ended October 3, 1998. The unusual product costs of $4.9 million recorded in the three months ended October 3, 1998 related to the discontinuance of certain ADS product offerings ($3.5 million) and the exit from the hardware portion of the Company's Vision product line ($1.4 million). A greater proportion of sales from EMS products and the inclusion of the sales of ICC favorably impacted product margins, excluding unusual items, which typically have higher margins than ADS sales. This was more than offset by lower than planned manufacturing levels, which resulted in under absorption of manufacturing overhead. Management has taken steps to eliminate the excess capacity in manufacturing by downsizing the headcount to improve future product margins.

Service margins decreased to 45.6% and 42.0% for the three months and nine months ended October 3, 1998, respectively, from 46.5% and 45.9% in the comparable 1997 periods. The decrease in margins in the 1998 periods as compared to 1997 is primarily due to service margin declines in ADS as a result of lower margin contracts. This was partially offset by increased utilization in the EMS service organization, primarily Board Test, and the favorable inclusion of ICC margins commencing in the second quarter of 1998.

Selling, general and administrative expenses increased in the three and nine month periods ended October 3, 1998 to $17.0 million and $52.7 million, respectively, from $16.8 million and $50.3 million in the comparable periods in 1997. Expenses increased for the three and nine month periods in 1998 as compared to 1997 due primarily to the inclusion of costs of ICC which was acquired in the second quarter of 1998 as well as increased global selling and support infrastructure costs. Marketing and overhead costs decreased in the 1998 periods as compared to 1997 due to the restructuring measures taken by the Company in the second and third quarters of 1998. Management believes that the full impact of these changes will be realized commencing in fiscal 1999.

Research and development expenses for the three and nine month periods ended October 3, 1998 were $4.3 million and $14.6 million, respectively, as compared to $4.9 million and $14.2 million in the comparable periods in 1997. As a percentage of product and service sales, research and development expenses were 7.0% and 8.7% for the three and nine month periods ended October 3, 1998, respectively, as compared to 8.4% and 8.2% in the comparable periods of 1997. Including capitalized software development costs, research and development expenses as a percentage of product and

                          GENRAD, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


Operating Results (continued)

service sales were 9.9% and 10.9% for the three and nine month periods ended October 3, 1998, respectively, as compared to 8.6% and 8.3% in the comparable periods in 1997. The Company continues to invest in new product development and enhancements to existing products.

Net interest expense was $0.3 million and $0.6 million for the three and nine month periods ended October 3, 1998, respectively, as compared to $0.2 million in each of the comparable periods in 1997. The 1998 interest expense primarily relates to the five year term loan entered into on June 26, 1997 that provided approximately $12 million for the purchase of furniture and fixtures for the Company's new corporate headquarters and manufacturing facilities in Westford, Massachusetts.

A net income tax benefit of $7.5 million was recorded in the first quarter of 1998 as compared to $5.4 million in the comparable period in 1997. The tax benefit represents a reduction in the Company's valuation allowance for deferred taxes and was recorded due to management's expectations of future income and expected utilization of the Company's domestic net operating loss carryforwards.

Income tax expense decreased to $0.8 million for the three months ended October 3, 1998 from $1.1 million in the comparable period in 1997. Excluding the deferred tax benefits, the income tax provision was $0.2 million for the nine months ended October 3, 1998 as compared to $2.6 million for the comparable period in 1997. Income taxes decreased year to date 1998 as compared to 1997 due to lower pre-tax income levels.

As a result of the above, the Company reported a net loss of $3.5 million for three months and $19.4 million for the nine months ended October 3, 1998, as compared to net income of $9.6 million and $29.2 million, respectively, for the comparable periods in 1997.


Liquidity and Sources of Capital

Cash and equivalents at the end of the third quarter of 1998 totaled $8.0 million as compared to $21.9 million at year-end 1997 and $22.6 million at the end of the 1997 third quarter. The Company's current ratio decreased to 3.0 at the end of the third quarter of 1998, as compared to 3.6 at year-end 1997 and
3.5 at the end of the 1997 third quarter. Excluding the accrued unusual charge of $6.3 million, the current ratio was 3.6 at the end of the 1998 third quarter.

Cash provided by operating activities was $15.0 million in the third quarter of 1998. The net loss of $19.4 million for the nine months ended October 3, 1998 included a $7.5 million non-cash benefit resulting from the deferred tax asset that was recorded in the first quarter of 1998 and $33.0 million of unusual non-cash charges. The decrease in accounts receivable provided cash of $6.6 million as a result of significant collections during 1998. Increases in inventory used cash of $6.8 million primarily as a result of work in process for the Ford WDS project. Accrued liabilities increased $7.2 million due primarily from the accrued unusual charges of $6.3 million related to the 1998 restructuring efforts. The remaining other current liabilities decreased $7.2 million as a result of the timing of payments to employees and vendors.

During the nine months ended October 3, 1998, $12.3 million of cash was used for the purchase of property, plant and equipment. Capital expenditures were primarily for equipment used in manufacturing and in research and development as well as the implementation of the Company's new business system. The purchase of ICC and MES in the second quarter of 1998 used cash of $3.1 million. Investments in intangible assets of $3.4 million were primarily for capitalized software.

                          GENRAD, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


Liquidity and Sources of Capital (continued)

The issuance of stock under the Company's employee stock plans provided cash of $4.2 million for the nine months ended October 3, 1998, while the purchase of treasury stock used $10.9 million of cash.

The Company's primary source of liquidity is internally generated funds. The Company also has an existing unsecured line of credit up to $50 million, against which there were no borrowings outstanding on October 3, 1998. Borrowings under the credit facility are subject to compliance with specified financial and operating covenants. The credit facility expires on July 16, 2001. The Company also has a five year term loan which provided approximately $12 million for the purchase of furniture and fixtures for the Company's new corporate headquarters and manufacturing facilities in Westford, Massachusetts. The principal of the loan is repayable in twenty equal quarterly payments of $0.6 million to be paid through the second quarter of 2002. Interest is payable quarterly in arrears at LIBOR plus 1.25%.

The Company anticipates that for the remainder of fiscal 1998 it will fund its working capital and capital expenditure requirements and meet its cash obligations from internally generated funds and from the available credit facility. The Company expects to make cash payments of approximately $3.1 million in the fourth quarter of fiscal 1998 and $3.1 million in fiscal 1999 in connection with the unusual charges, previously described. The Company also plans to continue its stock repurchase plan.

The Company buys and sells foreign currencies using forward contracts intended to hedge payables and receivables denominated in foreign currencies. The Company primarily operates in U.S. dollars and European currencies. At October 3, 1998, the Company had forward exchange contracts to sell approximately $34.5 million of foreign currencies.

Inflation during the periods presented did not have a significant effect on the operations of the Company. The Company attempts to mitigate inflationary cost increases by continuously improving manufacturing methods and technologies.


Forward-Looking Statements

This Quarterly Report contains certain forward-looking statements, as such, these statements are subject to risks and uncertainties. The Company's actual results of operations and future financial conditions may differ materially from those expressed in any such forward-looking statements as a result of many factors that may be beyond the Company's control. Factors that might cause such differences are identified in this Quarterly Report and include, but are not limited to, those discussed below. Factors that may cause results to differ materially from those projected are also discussed in the Company's 1997 Annual Report on Form 10K for the fiscal year ended January 3, 1998.


Factors That May Affect Future Results

While the Company's sales cycle varies substantially from customer to customer, a high percentage of the Company's revenues are expected to be realized in the third month of each fiscal quarter. The Company's backlog at the beginning of a quarter will not generally be large enough to assure that it will meet its revenue targets for any particular quarter. In addition, the Company's operating expenses are based on expected future revenue and are relatively fixed for the short term. Accordingly, the Company's quarterly results may be difficult to predict until late in the quarter and a shortfall in shipments or contract orders at the end of any particular quarter may cause the results for that quarter to fall short of anticipated levels.

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

Other factors which could impact future results are past and future acquisitions, strategic alliances, patent or product liability claims in excess of available insurance coverage, changes in the Company's effective tax rates, new regulatory requirements, political and economic changes, tariffs, trade restrictions, transportation delays, foreign currency fluctuations and inflation.

The Company disclaims any intent or obligation to update any forward-looking statements that may be included in this report. Additionally, there can be no assurance that other factors, not included above, could impact future results.


Factor That May Affect Future Results:  The Year 2000 Issue

Many computer systems and other equipment with embedded chips or processors use only two digits to represent the year. Consequently, they may be unable to process accurately certain dates before, during and after the year 2000. As a result, entities are at risk for possible miscalculations or system failures causing disruptions in their operations. GenRad has and continues to evaluate its operations to assess modifications needed for this issue. A full time project manager position was established in 1998 to address the Year 2000 issue.

GenRad has a comprehensive worldwide program that is intended to identify and remediate potential material problems related to the Year 2000 in its products, information systems, infrastructure and manufacturing facilities. The work plan established involves the following phases:

o Inventory GenRad products, assets, facilities and manufacturing and business processes.

o    Assess the risk associated with that inventory.

o    Remediate business systems impacted by Year 2000 issues.

o Identify and communicate to customers those products (a) that will be Year 2000 compliant, (b) that have a remediation path to make those products Year 2000 compliant and (c) that have no remediation path and will not be Year 2000 compliant.

o Test and document all of the above that must be or are represented to be compliant.

                          GENRAD, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


Factor That May Affect Future Results:  Year 2000 Issue (continued)

A number of inventory reviews have been completed and will continue to be updated in the future. Software and hardware, as well as tools to test, age and evaluate data, have been acquired, are being installed and are being utilized for the Year 2000 compliance work plan. Test plans for items identified as critical are either being deployed or currently being developed.

Prior to addressing the Year 2000 issue, GenRad had decided to replace all of its business system software. GenRad is replacing its worldwide business systems with systems that use programs primarily from SAP America, Inc. ("SAP"). SAP has advised GenRad that its programs are Year 2000 compliant. The SAP costs will be capitalized in accordance with SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". The financial system replacement is scheduled for completion in the first quarter of 1999, while the manufacturing, materials, order entry and service portions are scheduled for completion in the third quarter of 1999. As a contingency, the existing business systems have been remediated and are in the process of being tested.

With respect to GenRad products, the Company is in the process of designing and executing scripted tests that will determine the impact of the Year 2000 on each currently manufactured GenRad product. GenRad will treat any Year 2000 issue discovered during this process, if any, as an important product maintenance issue and shall make reasonable efforts to provide available fixes to all worldwide GenRad customers. The status in regards to the Year 2000 compliance issue of each product manufactured by GenRad is posted on the Company's home page at the following web address: http://www.genrad.com.

GenRad has initiated formal communications with all significant external interfaces and suppliers to determine the extent to which GenRad is vulnerable to third party failures to remediate their own potential Year 2000 problems. A failure of these parties to adequately address their Year 2000 issues could adversely affect the Company's operations. This process is scheduled for completion by July of 1999 and will be evaluated in the context of GenRad's contingency plans.

Costs incurred to date for the Year 2000 issue were approximately $200,000 with estimated future costs of $300,000. The costs were and will continue to be funded through internally generated resources and expensed as incurred in accordance with EITF 96-14, "Accounting For the Costs Associated with Modifying Computer Software for the Year 2000". Management believes that Year 2000 issues will be addressed in a manner that will prevent such issues from having a material adverse effect on GenRad results of operations, liquidity or financial condition. There can be no assurance that management will be successful in addressing all Year 2000 issues. If management is not, the Company's operating results and financial condition could be materially and adversely impacted. Year 2000 contingency plans, as necessary, are scheduled to be incorporated into the previously established Year 2000 Plan during fiscal 1999.


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

"Employers' Disclosure about Pensions and Other Post-retirement Benefits". This statement revises employer's disclosures about pensions and other post-retirement plans. The Statement does not change the measurement or recognition of those types of plans. These Statements are required to be adopted in the Company's fiscal year-end 1998. These statements will not affect the Company's consolidated financial position or results of operations as they impact disclosure only.

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

On May 27, 1998, William E. Gaines, William E. Masskaker, Frank B. Wingate and Heritage Investment Limited Partnership ("the plaintiffs") filed a Demand for Arbitration with the American Arbitration Association in Boston (No. 11 168 00247 98) against the Company, James F. Lyons and Paul Pronsky, Jr. The claims arise out of the merger transaction between GenRad and ICC. The plaintiffs are seeking damages of $13.6 million, plus interest charges and legal fees, based upon the decline in the market price of GenRad's common stock subsequent to the merger. The Company denies the allegations made in the Demand for Arbitration. The Company intends to vigorously defend the claim and has notified its insurance carrier. Due to the preliminary nature of the action, it is not possible at this time to assess the outcome of the claim.

Item 6. Exhibits and Reports on Form 8-K

(a)(3)  The following Exhibits are filed:

          10. Amended and restated revolving credit agreement dated July 16, 1998 between GenRad, Inc. and BankBoston, N.A., incorporated by reference to Exhibit 10 to the Company's report on Form 10-Q for the quarter ended July 4, 1998.

          10.1 Agreement and Plan of Merger dated April 7, 1998 by and among GenRad, Inc., Industrial Computer Corporation, Frank B. Wingate, William E. Massaker, William E. Gaines and Heritage Investment Limited Partnership, incorporated by reference to the Company's Registrations Statement on Form S-3 (File No. 333-57251).

          11.  Statement re: Computation of Earnings Per Share.

          27.  Financial Data Schedule.

(b) There were no reports on Form 8-K filed during the quarter ended October 3, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      GenRad, Inc.


                                      By: /s/ Walter A. Shephard
                                          -------------------------------------
                                              Walter A. Shephard
                                              Vice President,
                                              Chief Financial Officer and Clerk




Date:  November 16, 1998