Form 10-Q/A
period 1998-07-04
GENRAD INC
filed 1999-04-16
CIK 40972

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q/A


   Amendment No. 1 to the Quarterly report pursuant to Section 13 of 15(d) of
                      The Securities Exchange Act of 1934.



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

Restatement of Financial Statements and Changes to Certain Information

The undersigned registrant hereby amends in its entirety Part I of its Quarterly Report on Form 10-Q for the quarterly period ended July 4, 1998.

In April 1998, GenRad, Inc. ("the Company") acquired Industrial Computer Corporation ("ICC") for approximately $38.2 million in a business combination accounted for as a purchase. The Company allocated $21.7 million of the purchase price to acquired in-process research and development. The Company believed the original purchase price allocation and related acquired in-process research and development charges applicable to its acquisition of ICC to be in accordance with then widely recognized appraisal practices and generally accepted accounting principles. Subsequent to the acquisition, in a letter dated September 9, 1998 to the American Institute of Certified Public Accountants, the Chief Accountant of the Securities and Exchange Commission ("the SEC") reiterated the views of the staff of the SEC ("the Staff") on certain appraisal practices employed in the determination of the fair value of acquired in-process research and development and other intangible assets resulting from purchase business combinations.

The Company has had discussions with the Staff concerning the valuation of acquired in-process research and development and other intangible assets resulting from its acquisition of ICC, and as a result of these discussions, the Company has implemented a valuation methodology suggested by the SEC. The Company has restated its previously issued results to reflect the discussions with the Staff and to apply the appropriate guidance and policies. The purchase price of ICC has been allocated by the Company based upon the application of the recent guidance and, accordingly, the financial statements in this Quarterly Report on Form 10-Q/A have been restated. After applying the appropriate guidance and policy, the allocation of the ICC purchase price was changed for acquired in-process research and development from $21.7 million to $8.4 million and for developed technology from $4.9 million to $11.4 million, resulting in a change to goodwill from $10.2 million to $17.0 million. As a result of these changes, the net loss for the quarter ended July 4, 1998 decreased to $11.9 million from $24.8 million and basic and diluted net loss per share for the quarter ended July 4, 1998 decreased to $(0.42) per share from $(0.88) per share. Amortization of intangible assets increased by $0.4 million, or $0.01 per share for the quarter ended July 4, 1998.

                          GENRAD, INC. AND SUBSIDIARIES
                                Table of Contents


                                                                           Page
                                                                           ----
Part I.  Financial Information:

         Consolidated Statement of Operations .......................          1

         Consolidated Balance Sheet .................................      2 - 3

         Consolidated Statement of Cash Flows .......................          4

         Notes to Consolidated Financial Statements .................      5 - 9

         Management's Discussion and Analysis of
            Financial Condition and Results of Operations ...........    10 - 18

Part II. Other Information:

         Items 1, 4 and 6 ...........................................    19 - 20

         Signatures .................................................         21

                          PART I. FINANCIAL INFORMATION
                          GENRAD, INC. AND SUBSIDIARIES
                      Consolidated Statement of Operations
               (In thousands, except share and per share amounts)
                                   (Unaudited)

                                                       Three Months Ended              Six Months Ended
                                                 ----------------------------    ----------------------------
                                                   July 4,         June 28,         July 4,        June 28,
                                                    1998             1997            1998            1997
                                                 ------------    ------------    ------------    ------------
Sales:
      Sales of products                          $     41,163    $     47,894    $     76,752    $     85,700
      Sales of services                                17,777          13,156          31,260          27,850
                                                 ------------    ------------    ------------    ------------
               Total sales                             58,940          61,050         108,012         113,550
                                                 ------------    ------------    ------------    ------------

Cost of sales:
      Cost of products sold                            20,358          23,578          35,457          39,836
      Cost of services sold                            10,066           7,935          18,767          15,162
                                                 ------------    ------------    ------------    ------------
               Total cost of sales                     30,424          31,513          54,224          54,998
                                                 ------------    ------------    ------------    ------------

Gross profit                                           28,516          29,537          53,788          58,552

Selling, general and administrative                    17,456          16,037          35,890          33,514
Research and development                                5,444           4,565          10,363           9,245
Acquired in-process research and development           10,097              --          10,097              --
Restructuring charges                                   3,263              --           3,263              --
Loss from impairment of intangible assets               4,906              --           4,906              --
                                                 ------------    ------------    ------------    ------------
               Total operating expenses                41,166          20,602          64,519          42,759
                                                 ------------    ------------    ------------    ------------

Operating (loss) income                               (12,650)          8,935         (10,731)         15,793

Other income (expense):
      Interest, net                                      (173)           (134)           (282)             (8)
      Other, net                                          211             (74)           (101)            (56)
                                                 ------------    ------------    ------------    ------------
               Total other income (expense)                38            (208)           (383)            (64)
                                                 ------------    ------------    ------------    ------------

Income (loss) before income taxes                     (12,612)          8,727         (11,114)         15,729
Income tax (benefit) provision                           (672)            806          (8,082)         (3,909)
                                                 ------------    ------------    ------------    ------------
Net (loss) income                                $    (11,940)   $      7,921    $     (3,032)   $     19,638
                                                 ============    ============    ============    ============

Net (loss) income per common and common
      equivalent shares:
           Basic                                 $      (0.42)   $       0.30    $      (0.11)   $       0.74
                                                 ============    ============    ============    ============
           Diluted                               $      (0.42)   $       0.28    $      (0.11)   $       0.70
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

                          GENRAD, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheet
               (In thousands, except share and per share amounts)

                                                  July 4,   January 3,
                                                     1998         1998
                                                ---------    ---------
                                              (Unaudited)
Assets
Current Assets:
    Cash and equivalents                        $  16,143    $  21,883
    Accounts receivable, net                       66,365       73,006
    Inventories:
        Raw materials                              18,327       18,378
        Work in process                             9,467        8,355
        Finished goods                              9,280        3,163
                                                ---------    ---------
           Total inventories                       37,074       29,896
                                                ---------    ---------

    Other current assets                            4,666        4,194
                                                ---------    ---------
           Total current assets                   124,248      128,979
                                                ---------    ---------

Property, plant and equipment:
    Buildings and leasehold improvements           15,769       14,612
    Machinery and equipment                        55,113       56,259
    Service parts                                  14,511       12,757
                                                ---------    ---------
                                                   85,393       83,628
    Accumulated depreciation                      (48,770)     (50,149)
                                                ---------    ---------
           Property, plant and equipment, net      36,623       33,479
                                                ---------    ---------

Deferred tax asset                                 15,368        7,868
Intangible assets                                  34,690        7,107
Other assets                                        1,083        1,524
                                                ---------    ---------
                                                $ 212,012    $ 178,957
                                                =========    =========


        The accompanying notes are an integral part of these Consolidated
                             Financial Statements.

                          GENRAD, INC. AND SUBSIDIARIES
                     Consolidated Balance Sheet (continued)
               (In thousands, except share and per share amounts)


                                                           July 4,   January 3,
                                                              1998         1998
                                                         ---------    ---------
                                                       (Unaudited)
Liabilities and Stockholders' Equity
Current Liabilities:
     Trade accounts payable                              $  10,182    $  12,730
     Accrued liabilities                                    16,067       12,445
     Accrued compensation and employee benefits              5,207        6,884
     Income taxes payable                                      252        1,029
     Current portion of long-term debt                       2,419        2,434
                                                         ---------    ---------
         Total current liabilities                          34,127       35,522
                                                         ---------    ---------

Long-term Liabilities:
     Long-term debt                                          7,227        8,519
     Accrued pensions and benefits                          10,933       11,239
     Future lease costs of unused facilities                 3,821        4,106
     Other long-term liabilities                             6,116        4,558
                                                         ---------    ---------
         Total long-term liabilities                        28,097       28,422
                                                         ---------    ---------


Stockholders' Equity:
     Common stock, $1 par value, 60,000,000 shares
      authorized; 28,901,000 and 27,349,000 issued and
      outstanding in 1998 and 1997, respectively            28,901       27,349
     Treasury stock, 80,000 and 0 shares held
      in 1998 and 1997, respectively                        (1,618)         --
     Additional paid-in capital                            210,524      172,026
     Accumulated deficit                                   (85,523)     (82,492)
     Cumulative translation adjustment                      (2,496)      (1,870)
                                                         ---------    ---------
         Total stockholders' equity                        149,788      115,013
                                                         ---------    ---------
                                                         $ 212,012    $ 178,957
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

                          GENRAD, INC. AND SUBSIDIARIES
                      Consolidated Statement of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                       Six Months Ended
                                                                  --------------------------
                                                                   July 4,          June 28,
                                                                      1998              1997
                                                                  --------          --------
Operating activities:
Net (loss) income                                                 $ (3,032)         $ 19,638
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
    Depreciation and amortization                                    6,553             3,877
    Loss (gain) on disposition of property, plant and equipment        322               (66)
    Reserve for future lease costs of unused facilities               (745)             (628)
    Non-recurring charges                                           13,346               --
Increase (decrease) resulting from changes in
  operating assets and liabilities:
    Accounts receivable                                              9,221           (13,539)
    Inventories                                                     (7,225)             (959)
    Other current assets                                              (403)             (687)
    Deferred tax asset                                              (7,500)           (5,388)
    Trade accounts payable                                          (3,031)            3,003
    Accrued liabilities                                              2,814            (1,975)
    Accrued compensation and employee benefits                      (1,952)           (2,718)
    Accrued income taxes                                              (968)              972
    Other, net                                                           4              (718)
                                                                  --------          --------
              Net cash provided by operating activities              7,404               812
                                                                  --------          --------
Investing activities:
Purchases of property, plant and equipment                          (8,070)          (13,269)
Purchase of subsidiary                                              (2,925)              --
Proceeds from sale of property, plant and equipment                   --                 133
Investment in intangible assets                                     (2,418)             (114)
                                                                  --------          --------
              Net cash used in investing activities                (13,413)          (13,250)
                                                                  --------          --------

Financing activities:
Net change in long-term debt                                        (1,212)           11,864
Proceeds from employee stock option exercises                        3,454             3,915
Purchase of treasury stock                                          (1,618)             --
                                                                  --------          --------
              Net cash provided by financing activities                624            15,779
                                                                  --------          --------
Effects of exchange rates on cash                                     (355)              642
                                                                  --------          --------
(Decrease) increase in cash equivalents                             (5,740)            3,983
Cash and equivalents at beginning of period                         21,883            10,557
                                                                  --------          --------
Cash and equivalents at end of period                             $ 16,143          $ 14,540
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

Note 3: Acquisitions

Industrial Computer Corporation
On April 7, 1998, GenRad acquired all of the then outstanding common shares of Industrial Computer Corporation ("ICC"), a software company providing real-time manufacturing execution systems to electronics manufacturers. ICC was established in 1980 and is located in Atlanta, Georgia. The transaction was accounted for as a purchase, and accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values. In connection with the acquisition of ICC, 1,237,917 shares of GenRad's common stock were issued for all of the then outstanding shares of ICC in a tax-free reorganization. Consideration for the acquisition of ICC totaled approximately $36.6 million. Direct costs of the acquisition totaled approximately $1.6 million and consisted primarily of legal fees, accounting fees and broker fees. The results of ICC are included in the 1998 financial statements beginning from the date of purchase.

The purchase price was allocated to the tangible and intangible assets of ICC as follows:

     Acquired in-process research and development                             $ 8,420
     Goodwill                                                                  16,982
     Developed technology                                                      11,370
     Assembled workforce                                                        1,280
     Tradename                                                                    408
     Assets, primarily accounts receivable and property and equipment           3,954
     Liabilities assumed                                                       (4,215)
                                                                              -------
                                                                              $38,199
                                                                              =======

The Securities and Exchange Commission ("SEC") has recently issued guidance related to the valuation of acquired in-process research and development as set forth in its letter dated September 9, 1998 from the Chief Accountant of the SEC to the American Institute of Certified Public Accountants. The Company has corresponded with the staff of the SEC ("the Staff") concerning the valuation of the incomplete technology and other intangible assets and has implemented the methodology suggested by the SEC. As a result of the application of the valuation methodology, the purchase price was allocated to acquired in-process research and development, developed technology, assembled workforce and tradename.

The valuation of acquired in-process research and development was based on management's projections of the after tax net cash flows attributable to the acquired in-process research and development. Specifically, the valuation considers the following: (i) a fair market value premise; (ii) comprehensive due diligence concerning all potential intangible assets including trademarks and tradenames, patents, copyrights, non-compete agreements, assembled workforce and customer relationships and sales channel relationships; (iii) the value contribution of core technology to the acquired in-process technology, with a view toward ensuring the relative allocations to core technology and acquired in-process research and development were consistent with the relative contributions of each to the final product; and (iv) the calculation used to determine the value allocated to acquired in-process research and development considered only the efforts completed as of the transaction date and only the cash flow associated with the product development efforts in-process at the acquisition date. The one time charge for acquired in-process research and development relates to one development project in process at the date of the acquisition that had not reached technological feasibility, had no alternative future use, and for which ultimate successful development was uncertain. The conclusion that the development efforts in-process, or any material sub-component, had no alternative future use was reached in consultation with engineering personnel from ICC as well as the Company's valuation advisors.

The in-process project consists of the development of ICC's existing UNIX based product using an object oriented design and standard programming language which will provide users of the product the ability to

                          GENRAD, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


Note 3: Acquisitions (continued)

use ICC's Shop Floor Data Manager (TM) ("SFDM") product on varied operating platforms. The primary project tasks open at the time of acquisition included completion of the design of certain modules, or objects, which will house the program code, completion of program code written in the new language and preliminary quality assurance and testing of the product. At the time of acquisition, additional development remained on all tasks (management estimated that the project was approximately 69% complete) and costs to complete were estimated to total approximately $928,000. At the time of the acquisition, management believed that the product being developed would become available for sale late in fiscal 1999. GenRad will begin to benefit from the acquired in-process research and development once completed product is sold. Failure to reach successful completion of this project may result in impairment of the associated capitalized intangible assets, i.e. goodwill and developed technology, and/or may require the Company to accelerate the time period over which the intangibles are being amortized, which may have a material adverse effect on the Company's results of operations and financial condition.

Significant assumptions used to determine the value of the acquired in-process research and development included several factors. The first was a forecast of net cash flows that were expected to result from the in-process development effort using projections prepared by ICC management, portions of which (1998 and 1999) were provided to GenRad's Board of Directors. Net cash flow projections included projected revenue growth and trends in profit margins and selling, general and administrative expenses that were consistent with recent historical trends prior to the acquisition. Second, a percentage complete of 69% for the project estimated by considering the costs invested to date relative to the expected total cost of the development effort, supported by the amount of technological progress completed as of the transaction date relative to the overall technological achievements required to achieve the intended functionality of the eventual product. The technological issues were addressed primarily by engineering representatives from ICC along with the Company's independent valuation advisors. Third, a 24% discount rate, which represents a rate equivalent to that which would be employed in a fair value analysis, i.e., one that considers all cash flows associated with the project and resulting product, and therefore represents a blended rate of all the risks associated with the product. Lastly, a core technology charge reflected as one-third of after tax net income related to the in-process project was utilized. This rate represents an amount that the Company would be required to pay in royalties assuming it had licensed the products expected to be derived from the acquired in-process development efforts.

As of July 4, 1998, the technological feasibility of the project had not yet been reached and no significant departures from the assumptions included in the valuation analysis have occurred.

The following unaudited pro forma financial information presents the combined results of operations of GenRad and ICC as if the acquisition had occurred at the beginning of 1998 and 1997, respectively, after giving effect to the amortization of goodwill and other intangible assets but excluding the effects of the charge for acquired in-process research and development. The per share impact of the acquired in-process research and development charge totals $(0.30) per share for the three and six months ended July 4, 1998, and June 28, 1997. This unaudited pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the results of operations that actually would have been realized had the Company and ICC been a combined company during the specified periods. Additionally, they are not indicative of the results of future combined operations.

                                                               (in thousands)
                                           Three months ended                  Six months ended
                                      July 4, 1998     June 28, 1997    July 4, 1998    June 28, 1997
        Total sales                     $58,940          $63,615         $110,860         $118,654

        Net income (loss)               $(3,520)          $6,713           $4,371          $17,574

        Earnings per share:
          Basic                          $(0.12)           $0.24            $0.16            $0.64
          Diluted                        $(0.12)           $0.23            $0.15            $0.60

                          GENRAD, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


Note 3: Acquisitions (continued)

Manufacturing Execution Systems Business
On April 9, 1998, GenRad acquired certain assets of the Manufacturing Execution Systems ("MES") business of Valstar Systems Limited ("Valstar") located in Aberdeen, Scotland. Valstar's MES component provides integration services and support and distribution in Europe for ICC's Shop Floor Data Manager Software.

Total consideration paid for Valstar's MES business totaled $3.2 million in cash, including acquisition costs, funded through internally generated funds. As part of the acquisition, the Company entered into a two-year consulting and services agreement with Valstar that includes securing certain Valstar personnel and other resources to transition the business to GenRad. Of the $3.0 million purchase price, $2.0 million was paid on April 9, 1998 and $1.0 million was released from escrow on October 7, 1998 as certain contingencies were achieved. Direct costs of the acquisition totaled approximately $0.2 million and consisted primarily of legal and accounting fees.

The transaction was accounted for as a purchase, and accordingly, the purchase price was allocated to the intangible assets acquired based on their respective fair values. The purchase price was allocated to the intangible assets of Valstar's MES business as follows (in thousands):

       Goodwill                                $2,100
       Customer lists                             900
       Employment contracts                       200
                                               ------
                                               $3,200
                                               ======

                          GENRAD, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


Note 4: Restructuring, Impairment and Other Non-Recurring Charges

In the second quarter ended July 4, 1998, the Company recorded non-recurring charges of $18.2 million comprised of the following items (in millions):

         Purchased in-process technology related to the
           acquisition of Industrial Computer Corporation    $  8.4 (1)
         Impairment of goodwill and purchased software          4.9 (2)
         Purchase of in-process diagnostic software             1.7 (3)
         Severance costs & abandoned equipment and
           facility termination fees                            3.2 (4)
                                                             ------
                                                             $ 18.2
                                                             ======

(1) On April 7, 1998, the Company acquired Industrial Computer Corporation, as is more fully disclosed in Note 3. An independent third-party appraisal company conducted a valuation of the intangible assets acquired and determined that $8.4 million of the purchase price represented acquired in-process research and development that had not yet reached technological feasibility and had no alternative future use. Accordingly, a non-cash charge of $8.4 million was recorded in the second quarter of 1998, for which there will be no tax benefit. See Note 3.

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

     The historical financial performance of these entities has continued to be less than anticipated and the businesses have been negatively impacted by the recent decline in the in-circuit test market. Due to these factors as well as certain management changes during the second quarter of 1998, the Company prepared revised projections of future net cash flows relating to these businesses, which indicated that the businesses would not generate sufficient net cash flows to realize the carrying value of the intangible assets. This analysis was performed in accordance with the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets", and as a result, a $4.9 million non-cash charge was recorded in the second quarter of 1998.

(3) On July 2, 1998, the Company acquired the rights to certain diagnostic software for which technological feasibility had not been established. The software technology will be used in the diagnosis of increasingly complex mechatronic systems, in particular, in vehicle systems. The purchase price of $1.7 million was included as a non-recurring charge in the second quarter of 1998. Cash payments will be $1.0 million in the third quarter of 1998 and $0.7 million in September 1999.

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

Product margins were 50.5% and 53.8% for the three months and six months ended July 4, 1998, respectively, as compared to 50.8% and 53.5% for the comparable periods in 1997. Product margins were favorably impacted by a greater proportion of sales from EMS products and the inclusion of ICC, which typically have higher margins than ADS. This was offset by lower than planned manufacturing levels, which resulted in under absorption of manufacturing overhead, and an unfavorable mix of lower margin products in EMS. Management has taken steps in the 1998 second quarter, which will continue through the remainder of fiscal 1998, to eliminate the excess capacity in manufacturing by downsizing the headcount to improve future product margins.

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

Selling, general and administrative expenses increased in the three and six month periods ended July 4, 1998 to $17.5 million and $35.9 million, respectively, from $16.0 million and $33.5 million in the comparable periods in 1997. The increase in 1998 periods as compared to 1997 is primarily in global selling and support infrastructure costs. For the six months ended July 4, 1998, marketing and overhead expenses declined due to the restructuring measures that occurred in the second quarter of 1998. Management is taking steps to reduce selling, general and administrative expenses for the balance of 1998 and into 1999.

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

Acquisition of Industrial Computer Corporation
On April 7, 1998, GenRad acquired all of the then outstanding common shares of Industrial Computer Corporation ("ICC"), a software company providing real-time manufacturing execution systems to electronics manufacturers. ICC was established in 1980 and is located in Atlanta, Georgia. The transaction was accounted for as a purchase, and accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values. In connection with the acquisition of ICC, 1,237,917 shares of GenRad's common stock were issued for all of the then outstanding shares of ICC in a tax-free reorganization. Consideration for the acquisition of ICC totaled approximately $36.6 million. Direct costs of the acquisition totaled approximately $1.6 million and consisted primarily of legal fees, accounting fees and broker fees. The results of ICC are included in the 1998 financial statements beginning from the date of purchase.

The Securities and Exchange Commission ("SEC") has recently issued guidance related to the valuation of acquired in-process research and development as set forth in its letter dated September 9, 1998 from the Chief Accountant of the SEC to the American Institute of Certified Public Accountants. The Company has corresponded with the staff of the SEC ("the Staff") concerning the valuation of the incomplete technology and other intangible assets and has implemented the methodology. As a result of the application of the valuation methodology, the purchase price was allocated to acquired in-process research and development, developed technology, assembled workforce and tradename.

The valuation of acquired in-process research and development was based on management's projections of the after tax net cash flows attributable to the acquired in-process research and development. Specifically, the valuation considers the following: (i) a fair market value premise; (ii) comprehensive due diligence concerning all potential intangible assets including trademarks and tradenames, patents, copyrights, non-compete agreements, assembled workforce and customer relationships and sales channel relationships; (iii) the value contribution of core technology to the acquired in-process technology, with a view toward ensuring the relative allocations to core technology and acquired in-process research and development were consistent with the relative contributions of each to the final product; and (iv) the calculation used to determine the value allocated to acquired in-process research and development considered only the efforts completed as of the transaction date and only the cash flow associated with the product development efforts in-process at the acquisition date. The one time charge for acquired in-process research and development relates to one development project in process at the date of the acquisition that had not reached technological feasibility, had no alternative future use, and for which ultimate successful development was uncertain. The conclusion that the development efforts in-process, or any material sub-component, had no alternative future use was reached in consultation with engineering personnel from ICC as well as the Company's valuation advisors.

The in-process project consists of the development of ICC's existing UNIX based product using an object oriented design and standard programming language which will provide users of the product the ability to

                          GENRAD, INC. AND SUBSIDIARIES
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


Operating Results (continued)


use ICC's Shop Floor Data Manager (TM) ("SFDM") product on varied operating platforms. The primary project tasks open at the time of acquisition included completion of the design of certain modules, or objects, which will house the program code, completion of program code written in the new language and preliminary quality assurance and testing of the product. At the time of acquisition, additional development remained on all tasks (management estimated that the project was approximately 69% complete) and costs to complete were estimated to total approximately $928,000. At the time of the acquisition, management believed that the product being developed would become available for sale late in fiscal 1999. GenRad will begin to benefit from the acquired in-process research and development once completed product is sold. Failure to reach successful completion of this project may result in impairment of the associated capitalized intangible assets, i.e. goodwill and developed technology, and/or may require the Company to accelerate the time period over which the intangibles are being amortized, which may have a material adverse effect on the Company's results of operations and financial condition.

Significant assumptions used to determine the value of the acquired in-process research and development included several factors. The first was a forecast of net cash flows that were expected to result from the in-process development effort using projections prepared by ICC management, portions of which (1998 and 1999) were provided to GenRad's Board of Directors. Net cash flow projections included projected revenue growth and trends in profit margins and selling, general and administrative expenses that were consistent with recent historical trends prior to the acquisition. Second, a percentage complete of 69% for the project estimated by considering the costs invested to date relative to the expected total cost of the development effort, supported by the amount of technological progress completed as of the transaction date relative to the overall technological achievements required to achieve the intended functionality of the eventual product. The technological issues were addressed primarily by engineering representatives from ICC along with the Company's independent valuation advisors. Third, a 24% discount rate, which represents a rate equivalent to that which would be employed in a fair value analysis, i.e., one that considers all cash flows associated with the project and resulting product, and therefore represents a blended rate of all the risks associated with the product. Lastly, a core technology charge reflected as one-third of after tax net income related to the in-process project was utilized. This rate represents an amount that the Company would be required to pay in royalties assuming it had licensed the products expected to be derived from the acquired in-process development efforts.

As of July 4, 1998, the technological feasibility of the project had not yet been reached and no significant departures from the assumptions included in the valuation analysis have occurred.

                          GENRAD, INC. AND SUBSIDIARIES
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


Operating Results (continued)


Acquisition of Manufacturing Execution Systems Business of Valstar Systems
   Limited
On April 9, 1998, GenRad acquired certain assets of the Manufacturing Execution Systems ("MES") business of Valstar Systems Limited ("Valstar") located in Aberdeen, Scotland. Valstar's MES component provides integration services and support and distribution in Europe for ICC's Shop Floor Data Manager Software.

Total consideration paid for Valstar's MES business totaled $3.2 million in cash, including acquisition costs, funded through internally generated funds. As part of the acquisition, the Company entered into a two-year consulting and services agreement with Valstar that includes securing certain Valstar personnel and other resources to transition the business to GenRad. Of the $3.0 million purchase price, $2.0 million was paid on April 9, 1998 and $1.0 million was released from escrow on October 7, 1998 as certain contingencies were achieved. Direct costs of the acquisition totaled approximately $0.2 million and consisted primarily of legal and accounting fees.

                          GENRAD, INC. AND SUBSIDIARIES
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


Operating Results (continued)


Impairment loss
In fiscal 1996, the Company purchased TTA and Testware. These companies provide custom test programming, test fixture integration and other value-added services to manufacturers and users of electronic products. Additionally, GenRad acquired certain assets of Field Oriented Engineering, AG in fiscal 1996, consisting primarily of the software program known as TRACS (R) III, which is sold to electronic manufacturing systems customers. The excess purchase price over the net assets acquired for these acquisitions was recorded as long-term intangibles, primarily goodwill.

The historical financial performance of these entities has continued to be less than anticipated and the businesses have been negatively impacted by the recent decline in the in-circuit test market. Due to these factors as well as certain management changes during the second quarter of 1998, the Company prepared revised projections of future net cash flows relating to these businesses, which indicated that the businesses would not generate sufficient net cash flows to realize the carrying value of the intangible assets. This analysis was performed in accordance with the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Assets to be Disposed Of." As a result, a $4.9 million impairment loss, representing the net book value of goodwill, was recorded during the second quarter of 1998 and is included in the accompanying statements of operations.

Acquired in-process diagnostic software
On July 2, 1998, the Company acquired the rights to certain diagnostic software for which technological feasibility had not been established. The Company plans to use acquired technology in the development and diagnosis of increasingly complex mechatronic systems, particularly in vehicle systems. At the time of the acquisition, the acquired technology had not yet reached technological feasability, had no alternative future uses and, accordingly, the entire purchase price was expensed. The total of $1.7 million is included in acquired in-process research and development in the accompanying consolidated financial statements.

Restructuring and other non-recurring charges
During the second quarter of 1998, the Company restructured its operations, which resulted in a workforce reduction of approximately 130 employees or 9% of the Company's workforce. In accordance with EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits, and Other Costs to Exit an Activity," the Company recorded a charge for restructuring totaling approximately $3.2 million for severance costs, post-employment benefits and for the termination fees of certain equipment and real estate leases.

As of July 4, 1998, the Company had made cash payments totaling approximately $0.6 million related to restructuring charges recorded in the second quarter of 1998. The Company expects to make cash payments totaling approximately $2.1 in the third and fourth quarters of 1998 and $0.5 million in fiscal 1999.

As a result of the above, the Company reported a net loss of $11.9 million for three months and $3.0 million for the six months ended July 4, 1998, as compared to net income of $7.9 million and $19.6 million, respectively, for the comparable periods in 1997.

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

Cash provided by operating activities was $7.4 million in the second quarter of 1998. The net loss of $3.0 million for the six months ended July 4, 1998 included a $7.5 million non-cash benefit resulting from the deferred tax asset that was recorded in the first quarter of 1998 and $13.3 million of non-recurring non-cash charges. The decrease in accounts receivable provided cash of $9.2 million as a result of significant collections during 1998. Increases in inventory used cash of $7.2 million as a result of work in process for the Ford WDS project, and the maintenance of higher inventory levels due to a decrease in sales volume. A decrease in current liabilities used cash of $3.1 million as a result of the timing of payments to employees and vendors.

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

The Company disclaims any intent or obligation to update any forward-looking statements that may be included in this report. Additionally, there can be no assurance that other factors, not included above, could impact future results. \

                          GENRAD, INC. AND SUBSIDIARIES
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


Impact of Recently Issued Accounting Pronouncements

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





                            GenRad, Inc.


                            By: /s/ Walter A. Shephard
                                ---------------------------------------------
                                    Walter A. Shephard
                                    Vice President,
                                    Chief Financial Officer and Secretary





Date:  August 18, 1998