Form 10-Q/A
period 1998-10-03
GENRAD INC
filed 1999-04-16
CIK 40972

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q/A


                             AMENDMENT N0. 1 TO THE
               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


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

The undersigned registrant hereby amends in its entirety Part I of its Quarterly Report on Form 10-Q for the quarterly period ended October 3, 1998.

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

The Company has had discussions with the Staff concerning the valuation of acquired in-process research and development and other intangible assets resulting from its acquisition of ICC, and as a result of these discussions, the Company has implemented a valuation methodology suggested by the SEC. The Company has restated its previously issued results to reflect the discussions with the Staff and to apply the appropriate guidance and policies. The purchase price of ICC has been allocated by the Company based upon the application of the recent guidance and, accordingly, the financial statements in this Quarterly Report on Form 10-Q/A have been restated. After applying the appropriate guidance and policy, the allocation of the ICC purchase price was changed for acquired in-process research and development from $21.7 million to $8.4 million and for developed technology from $4.9 million to $11.4 million, resulting in a change to goodwill from $10.2 million to $17.0 million. As a result of these changes, the net loss for the quarter ended October 3, 1998 increased to $3.9 million from $3.5 million and basic and diluted net loss per share for the quarter ended October 3, 1998 increased to $(0.14) per share from $(0.12) per share. Amortization of intangible assets increased by $0.4 million, or $0.01 per share for the quarter ended October 3, 1998

                          GENRAD, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS



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


                          PART I. FINANCIAL INFORMATION
                          GENRAD, INC. AND SUBSIDIARIES
                      Consolidated Statement of Operations
               (In thousands, except share and per share amounts)
                                   (Unaudited)



                                                    Three Months Ended                            Nine Months Ended
                                            ------------------------------------         --------------------------------
                                             October 3,            September 27,          October 3,        September 27,
                                                1998                   1997                  1998               1997
                                            ------------           -------------         ------------       -------------
Sales:
      Sales of products                     $    43,039            $    44,523           $   119,791        $   130,223
      Sales of services                          17,511                 14,347                48,771             42,197
                                            ------------           ------------          ------------       ------------
           Total sales                           60,550                 58,870               168,562            172,420
                                            ------------           ------------          ------------       ------------

Cost of sales:
      Cost of products sold                      26,562                 18,368                62,018             58,204
      Cost of services sold                       9,521                  7,671                28,288             22,833
                                            ------------           ------------          ------------       ------------
           Total cost of sales                   36,083                 26,039                90,306             81,037
                                            ------------           ------------          ------------       ------------

Gross profit                                     24,467                 32,831                78,256             91,383

Selling, general and administrative              17,294                 16,813                53,183             50,327
Research and development                          4,265                  4,938                14,628             14,183
Acquired in-process research and development         --                     --                10,097                 --
Restructuring charges                             5,490                     --                 8,753                 --
Loss from impairment of intangible assets            --                     --                 4,906                 --
                                            ------------           ------------          ------------       ------------
           Total operating expenses              27,049                 21,751                91,567             64,510
                                            ------------           ------------          ------------       ------------

Operating (loss) income                          (2,582)                11,080               (13,311)            26,873

Other expense:
      Interest, net                                (285)                  (181)                 (567)              (189)
      Other, net                                   (302)                  (231)                 (402)              (287)
                                            ------------           ------------          ------------       ------------
           Total other expense                     (587)                  (412)                 (969)              (476)
                                            ------------           ------------          ------------       ------------

(Loss) income before income taxes                (3,169)                10,668               (14,280)            26,397
Income tax provision (benefit)                      750                  1,063                (7,332)            (2,846)
                                            ------------           ------------          ------------       ------------
Net (loss) income                           $    (3,919)           $     9,605           $    (6,948)       $    29,243
                                            ============           ============          ============       ============

Net (loss) income per common and
      common equivalent shares:
           Basic                            $     (0.14)           $      0.36           $     (0.25)       $      1.10
                                            ============           ============          ============       ============
           Diluted                          $     (0.14)           $      0.33           $     (0.25)       $      1.05
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

                          GENRAD, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheet
               (In thousands, except share and per share amounts)



                                                              October 3,               January 3,
                                                                 1998                     1998
                                                              -----------              ----------
                                                              (Unaudited)
Assets
Current Assets:
    Cash and equivalents                                      $   7,985                $ 21,883
    Accounts receivable, net                                     69,602                  73,006
    Inventories                                                  32,133                  29,896
    Other current assets                                          4,132                   4,194
                                                              ----------               ---------
           Total current assets                                 113,852                 128,979
                                                              ----------               ---------

Property, plant and equipment, net                               38,008                  33,479
Deferred tax asset                                               15,368                   7,868
Intangible assets, net                                           34,815                   7,107
Other assets                                                      1,080                   1,524
                                                              ----------               ---------
                                                              $ 203,123                $178,957
                                                              ==========               =========

Liabilities and Stockholders' Equity
Current Liabilities:
    Trade accounts payable                                    $   9,123                $ 12,730
    Accrued liabilities                                          20,347                  12,445
    Accrued compensation and employee benefits                    5,585                   6,884
    Income taxes payable                                            552                   1,029
    Current portion of long-term debt                             2,460                   2,434
                                                              ----------               ---------
           Total current liabilities                             38,067                  35,522
                                                              ----------               ---------

Long-term Liabilities:
    Long-term debt                                                6,764                   8,519
    Accrued pensions and benefits                                11,421                  11,239
    Future lease costs of unused facilities                       3,810                   4,106
    Other long-term liabilities                                   5,797                   4,558
                                                              ----------               ---------
           Total long-term liabilities                           27,792                  28,422
                                                              ----------               ---------

Stockholders' Equity:
    Common stock, $1 par value, 60,000,000 shares
      authorized; 28,976,000 and 27,349,000 issued and
      outstanding in 1998 and 1997, respectively                 28,976                  27,349
    Treasury stock, 773,000 and 0 shares held
      in 1998 and 1997, respectively                            (10,856)                     --
    Additional paid-in capital                                  211,230                 172,026
    Accumulated deficit                                         (89,440)                (82,492)
    Cumulative translation adjustment                            (2,646)                 (1,870)
                                                              ----------               ---------
           Total stockholders' equity                           137,264                 115,013
                                                              ----------               ---------
                                                              $ 203,123                $178,957
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

                          GENRAD, INC. AND SUBSIDIARIES
                      Consolidated Statement of Cash Flows
                                 (In thousands)
                                   (Unaudited)



                                                                          Nine Months Ended
                                                                  ----------------------------------
                                                                  October 3,           September 27,
                                                                     1998                  1997
                                                                  ----------           -------------
Operating activities:
Net (loss) income                                                  $ (6,948)             $ 29,243
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
    Depreciation and amortization                                     9,461                 5,934
    Loss on disposition of property, plant and equipment              1,256                   265
    Reserve for future lease costs of unused facilities              (1,024)               (1,374)
    Non-recurring charges                                            19,711                    --
Increase (decrease) resulting from changes in
  operating assets and liabilities:
    Accounts receivable                                               6,627               (16,212)
    Inventories                                                      (6,786)               (4,610)
    Other current assets                                                164                  (437)
    Deferred tax asset                                               (7,500)               (5,394)
    Trade accounts payable                                           (4,177)                4,623
    Accrued liabilities                                               7,234                (4,063)
    Accrued compensation and employee benefits                       (1,428)                   83
    Accrued income taxes                                               (692)                1,907
    Other, net                                                         (927)                 (208)
                                                                   ---------             ----------
         Net cash provided by operating activities                   14,971                 9,757
                                                                   ---------             ----------

Investing activities:
Purchases of property, plant and equipment                          (12,330)              (17,586)
Purchase of subsidiaries                                             (3,093)                   --
Proceeds from sale of property, plant and equipment                      --                   133
Investment in intangible assets                                      (3,378)                 (341)
                                                                   ---------             ---------
         Net cash used in investing activities                      (18,801)              (17,794)
                                                                   ---------             ----------

Financing activities:
Proceeds from issuance of debt                                           --                11,654
Repayment of debt                                                    (1,827)                 (728)
Proceeds from employee stock option exercises                         4,235                 8,154
Purchase of treasury stock                                          (10,856)                   --
                                                                   ---------             ---------
         Net cash (used in) provided by financing activities         (8,448)               19,080
                                                                   ---------             ----------

Effects of exchange rates on cash                                    (1,620)                1,017
                                                                   ---------             ---------
(Decrease) increase in cash equivalents                             (13,898)               12,060
Cash and equivalents at beginning of period                          21,883                10,557
                                                                   ---------             ---------
Cash and equivalents at end of period                              $  7,985              $ 22,617
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

Note 2: Reclassifications

Certain reclassifications were made to the 1997 consolidated financial statements to conform to the 1998 presentation.

Note 3: Details of Financial Statement Components (in thousands)



                                                        October 3,        January 3,
                                                           1998              1998
                                                        -----------       ----------
                                                        (unaudited)
Inventories:
  Raw materials                                          $  11,692          $ 18,378
  Work in process                                           11,941             8,355
  Finished goods                                             8,500             3,163
                                                         ---------         ---------
                                                          $ 32,133          $ 29,896
                                                         =========         =========

Property, Plant and Equipment:
  Leasehold improvements                                 $ 13,927          $ 14,612
  Machinery and equipment                                  47,707            56,259
  Service parts                                            13,879            12,757
                                                         ---------         ---------
                                                           75,513            83,628
  Accumulated depreciation                                (37,505)          (50,149)
                                                         ---------         ---------
                                                         $ 38,008          $ 33,479
                                                         =========         =========

Intangible Assets:
  Goodwill                                               $ 18,106          $  6,029
  Capitalized and purchased computer software               4,961             2,374
  Other intangible assets                                  15,694             1,534
                                                         ---------         ---------
                                                           38,761             9,937
  Accumulated amortization                                 (3,946)           (2,830)
                                                         ---------         ---------
                                                         $ 34,815          $  7,107
                                                         =========         =========
Accrued Liabilities:
  Customer prepayments                                   $  7,174          $  6,059
  Other accrued liabilities                                 6,800             5,071
  Accrued restructuring charges                             6,264                --
  Lease costs of unused facilities                            109             1,315
                                                         ---------         ---------
                                                         $ 20,347          $ 12,445
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

The purchase price was allocated to the tangible and intangible assets of ICC as follows:

    Acquired in-process research and development                        $    8,420
    Goodwill                                                                16,982
    Developed technology                                                    11,370
    Assembled workforce                                                      1,280
    Tradename                                                                  408
    Assets, primarily accounts receivable and property and equipment         3,954
    Liabilities assumed                                                     (4,215)
                                                                        ----------
                                                                        $   38,199
                                                                        ==========

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

As of October 3, 1998, the technological feasibility of the project had not yet been reached and no significant departures from the assumptions included in the valuation analysis have occurred.

The following unaudited pro forma financial information presents the combined results of operations of GenRad and ICC as if the acquisition had occurred at the beginning of 1998 and 1997, respectively, after giving effect to the amortization of goodwill and other intangible assets but excluding the effects of the charge for acquired in-process research and development. The per share impact of the acquired in-process research and development charge totals $(0.30) per share for the nine months ended October 3, 1998 and September 27, 1997. This unaudited pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the results of operations that actually would have been realized had the Company and ICC been a combined company during the specified periods. Additionally, they are not indicative of the results of future combined operations.

                                                    (in thousands)
                                                  Nine months ended
                                            October 3,       September 27,
                                               1998              1997
          Total sales                         $171,410           $179,787

          Net income (loss)                       $452            $26,079

          Earnings per share:
             Basic                               $0.02              $0.94
             Diluted                             $0.02              $0.89

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

The transaction was accounted for as a purchase, and accordingly, the purchase price was allocated to the intangible assets acquired based on their respective fair values. The purchase price was allocated to the intangible assets of Valstar's MES business as follows (in thousands):

              Goodwill                                 $2,100
              Customer lists                              900
              Employment contracts                        200
                                                   -----------

                                                       $3,200
                                                   ===========

                          GENRAD, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

Note 5: Restructuring, Impairment and Other Non-Recurring Charges

In the second and third quarters ended July 4, 1998 and October 3, 1998, respectively, the Company recorded non-recurring charges of $18.2 and $10.4 million, respectively, composed of the following items (in millions):

                                                         Q2 1998                 Q3 1998                Total
                                                      -------------  -------------------------------  ---------
                                                                                       Non-recurring     Year
                                                      Non-recurring  Non-recurring       Cost of          to
                                                         Charges        Charges        Products Sold     Date
                                                      -------------  -------------     -------------  ---------
(1) Purchased in-process technology related to the
      acquisition of Industrial Computer Corporation      $  8.4        $   --            $   --         $  8.4
(2) Impairment of goodwill and purchased software            4.9            --                --            4.9
(3) Purchase of in-process diagnostic software               1.7            --                --            1.7
(4) Severance costs, equipment & facility
      termination fees and fixed asset write offs            3.2           3.6                --            6.8
(5) Shut down of manufacturing in the Manchester,
      UK facility                                             --           0.5               3.5            4.0
(6) Exit from the Vision product line                         --           1.4               1.4            2.8
                                                          ------        ------            ------         ------
                                                          $ 18.2        $  5.5            $  4.9         $ 28.6
                                                          ======        ======            ======         ======

The impact on the Company's cash flow of these non-recurring charges is as follows (in millions):

 Summary of Non-recurring Charges                      Timing of Cash Payments
-----------------------------------      ----------------------------------------------------------
                                         Actual      Actual       Forecast      Forecast
        Non                                Q2          Q3            Q4          Fiscal
 *     Cash      Cash      Total          1998        1998          1998          1999        Total
-----  ----      ----      -----         ------      ------       --------      --------      -----
(1)    $ 8.4    $   --     $  8.4        $   --      $   --        $   --        $   --       $  --
(2)      4.9        --        4.9            --          --            --            --          --
(3)       --       1.7        1.7           1.1          --            --           0.6         1.7
(4)      0.1       6.7        6.8           0.6         0.9           2.7           2.5         6.7
(5)      3.7       0.3        4.0            --          --           0.3            --         0.3
(6)      2.6       0.2        2.8            --         0.1           0.1            --         0.2
       -----    ------     ------        ------      ------         -----         -----       -----
       $19.7    $  8.9     $ 28.6        $  1.7      $  1.0         $ 3.1         $ 3.1       $ 8.9
       =====    ======     ======        ======      ======         =====         =====       =====

*See description of non-recurring charges above.

(1) On April 7, 1998, the Company acquired Industrial Computer Corporation, as is more fully disclosed in Note 4. An independent third-party appraisal company conducted a valuation of the intangible assets acquired and determined that $8.4 million of the purchase price represented purchased in-process technology that had not yet reached technological feasibility and had no alternative future use. Accordingly, an unusual charge of $8.4 million was recorded in the second quarter of 1998.

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

                          GENRAD, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

Note 5: Restructuring, Impairment and Other Non-Recurring Charges (continued)

     The historical financial performance of these entities has continued to be less than anticipated and the businesses have been negatively impacted by the recent decline in the in-circuit test market. Due to these factors as well as certain management changes during the second quarter of 1998, the Company prepared revised projections of future net cash flows relating to these businesses, which indicated that the businesses would not generate sufficient net cash flows to realize the carrying value of the intangible assets. This analysis was performed in accordance with the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets," and as a result, a $4.9 million non-recurring charge was recorded in the second quarter of 1998.

(3) On July 2, 1998, the Company acquired the rights to certain diagnostic software for which technological feasibility had not been established. The software technology will be used in the diagnosis of increasingly complex mechatronic systems, in particular, in vehicle systems. The purchase price of $1.7 million was recorded as a non-recurring charge in the second quarter of 1998.

(4) During the second and third quarters of 1998, the Company restructured its operations, which resulted in a workforce reduction of approximately 230 employees or 15% of the Company's workforce. In accordance with EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity", the Company will incur approximately $6.8 million for severance costs, post-employment benefits, write-offs of certain fixed assets and for the termination fees of certain equipment and real estate leases.

(5) In the third quarter of 1998, the Company shut down manufacturing at the Manchester, UK facility. Inventory totaling $3.5 million was written off to cost of product, which related to the discontinuance of certain Automotive Diagnostic Solutions ("ADS") products that were uneconomic to produce as well as the shut down of the ADS contract manufacturing business. The remainder of the unusual charge ($0.5 million) related to a workforce reduction of approximately 20 people and the write off of certain fixed assets used in ADS manufacturing.

(6) The Company completed an in depth analysis of the hardware portion of the Vision product line in the third quarter of 1998. The decision to shut down this business was based upon the following: (i) the market for Vision equipment in PCB manufacturing is not as large as had been previously estimated, and (ii) the continued research and development investment required for the existing Vision product was not warranted given the resizing of the Vision market. The shut down of the Vision hardware product line resulted in non-recurring charges ($1.4 million) related to fixed asset write-offs. Additionally, non-recurring cost of products sold ($1.4 million) were incurred related to the write-offs of inventory on hand, inventory purchase order cancellation charges and the write-off of prepaid royalties.

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

Backlog at the end of the 1998 third quarter decreased to $23.1 million compared to $24.9 million at year-end 1997 and $30.0 million at the end of the 1997 third quarter. The Company believes that a substantial portion of the 1998 third quarter backlog will be shipped prior to the end of fiscal 1998. Backlog decreased in the third quarter of 1998 from the comparable 1997 quarter primarily due to decreased orders in ADS and EMS (GENEVA), which was partially offset by increased orders in GR Software. Third quarter 1998 backlog decreased in both North America and Europe and increased in Asia as compared to the 1997 third quarter.

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

Product margins including unusual product costs were 38.3% and 48.2% for the three months and nine months ended October 3, 1998, respectively, as compared to 58.7% and 55.3% for the comparable periods in 1997. Product margins excluding unusual charges were 49.7% and 52.3% for the three and nine months ended October 3, 1998. The unusual product costs of $4.9 million recorded in the three months ended October 3, 1998 related to the discontinuance of certain ADS product offerings ($3.5 million) and the exit from the hardware portion of the Company's Vision product line ($1.4 million). A greater proportion of sales from EMS products and the inclusion of the sales of ICC favorably impacted product margins, excluding unusual items, which typically have higher margins than ADS sales. This was more than offset by lower than planned manufacturing levels, which resulted in under absorption of manufacturing overhead. Management has taken steps to eliminate the excess capacity in manufacturing by downsizing the headcount to improve future product margins.

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

Selling, general and administrative expenses increased in the three and nine month periods ended October 3, 1998 to $17.3 million and $53.2 million, respectively, from $16.8 million and $50.3 million in the comparable periods in 1997. Expenses increased for the three and nine month periods in 1998 as compared to 1997 due primarily to the inclusion of costs of ICC which was acquired in the second quarter of 1998 as well as increased global selling and support infrastructure costs. Marketing and overhead costs decreased in the 1998 periods as compared to 1997 due to the restructuring measures taken by the Company in the second and third quarters of 1998. Management believes that the full impact of these changes will be realized commencing in fiscal 1999.

                          GENRAD, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


Operating Results (continued)

Research and development expenses for the three and nine month periods ended October 3, 1998 were $4.3 million and $14.6 million, respectively, as compared to $4.9 million and $14.2 million in the comparable periods in 1997. As a percentage of product and service sales, research and development expenses were 7.0% and 8.7% for the three and nine month periods ended October 3, 1998, respectively, as compared to 8.4% and 8.2% in the comparable periods of 1997. Including capitalized software development costs, research and development expenses as a percentage of product and service sales were 9.9% and 10.9% for the three and nine month periods ended October 3, 1998, respectively, as compared to 8.6% and 8.3% in the comparable periods in 1997. The Company continues to invest in new product development and enhancements to existing products.

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

As of October 3, 1998, the technological feasibility of the project had not yet been reached and no significant departures from the assumptions included in the valuation analysis have occurred.

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

The historical financial performance of these entities has continued to be less than anticipated and the businesses have been negatively impacted by the recent decline in the in-circuit test market. Due to these factors as well as certain management changes during the second quarter of 1998, the Company prepared revised projections of future net cash flows relating to these businesses, which indicated that the businesses would not generate sufficient net cash flows to realize the carrying value of the intangible assets. This analysis was performed in accordance with the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Assets to be Disposed Of." As a result, a $4.9 million impairment loss, representing the net book value of goodwill, was recorded during the second quarter of 1998 and is included in the accompanying statement of operations for the nine months ended October 3, 1998.

Acquired in-process diagnostic software
On July 2, 1998, the Company acquired the rights to certain diagnostic software for which technological feasibility had not been established. The Company plans to use acquired technology in the development and diagnosis of increasingly complex mechatronic systems, particularly in vehicle systems. At the time of the acquisition, the acquired technology had not yet reached technological feasability, had no alternative future uses and, accordingly, the entire purchase price was expensed. The total of $1.7 million is included in acquired in-process research and development in the accompanying consolidated financial statements for the nine months ended October 3, 1998.

Restructuring and other non-recurring charges

During the second and third quarters of 1998, the Company restructured its operations, which resulted in a workforce reduction of approximately 230 employees or 15% of the Company's workforce. In accordance with EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits, and Other Costs to Exit an Activity," the Company recorded a charge for restructuring totaling approximately $6.8 (total of $3.2 million was recorded in the second quarter) million for severance costs, post-employment benefits, write-offs of certain fixed assets which will no longer be utilized and for the termination fees of certain equipment and real estate leases.

During the third quarter of 1998, the Company ceased its manufacturing operations at its Manchester, UK facility. Inventory related to the manufacture of certain ADS products and the cessation of ADS' contract manufacturing business totaling $3.5 million was charged to cost of products. In addition, restructuring charges totaling approximately $0.5 million were recorded related to a workforce reduction of

                          GENRAD, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Restructuring and other non-recurring charges (continued)

approximately 20 people and certain fixed assets which will no longer be utilized and will be disposed of in 1999.

During the third quarter, the Company completed an in depth analysis of the hardware portion of the Vision product line resulting in a decision to exit this business. This decision was based upon the following: (i) the market for Vision equipment in PCB manufacturing was not as large as had been previously estimated, and (ii) the continued research and development investment required for the existing Vision product was not warranted given the resizing of the Vision market. Exiting the Vision hardware product line resulted in charges totaling $2.8 million related to fixed assets which will no longer be utilized and were disposed of in 1998 and certain excess inventory, inventory purchase commitments and prepaid royalties. Of the total of $2.8 million, $1.4 million is recorded in costs of products and $1.4 million is recorded as restructuring charges in the accompanying consolidated financial statements for the three and nine months ended October 3, 1998.

As of October 3, 1998, the Company had made cash payments totaling approximately $2.7 million related to restructuring charges recorded in 1998. The Company expects to make cash payments totaling approximately $3.1 million in the fourth quarter of 1998 and approximately $3.1 million in fiscal 1999.

As a result of the above, the Company reported a net loss of $3.9 million for three months and $6.9 million for the nine months ended October 3, 1998, as compared to net income of $9.6 million and $29.2 million, respectively, for the comparable periods in 1997.

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

Cash provided by operating activities was $15.0 million in the third quarter of 1998. The net loss of $6.9 million for the nine months ended October 3, 1998 included a $7.5 million non-cash benefit resulting from the deferred tax asset that was recorded in the first quarter of 1998 and $19.7 million of non-recurring non-cash charges. The decrease in accounts receivable provided cash of $6.6 million as a result of significant collections during 1998. Increases in inventory used cash of $6.8 million primarily as a result of work in process for the Ford WDS project. Accrued liabilities increased $7.2 million due primarily from the accrued unusual charges of $6.3 million related to the 1998 restructuring efforts. The remaining other current liabilities decreased $7.2 million as a result of the timing of payments to employees and vendors.

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



                                   GenRad, Inc.


                                   By: /s/ Walter A. Shephard
                                       -------------------------------------
                                           Walter A. Shephard
                                           Vice President,
                                           Chief Financial Officer and Secretary




Date:  November 16, 1998