Form 10-K
period 1999-01-02
GENRAD INC
filed 1999-04-16
CIK 40972

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended January 2, 1999 Commission File No. 1-8045


                                  GenRad, Inc.
                                  ------------
             (Exact name of registrant as specified in its charter)


                  Massachusetts                        04-1360950
                  -----------------------------------------------
         (State or other jurisdiction of             (I.R.S. Employer
          incorporation or organization)           Identification Number)


        7 Technology Park Drive, Westford, Massachusetts      01886-0033
        ----------------------------------------------------------------
            (Address of principal executive offices)          (Zip Code)


       Registrant's telephone number, including area code: (978) 589-7000


           Securities registered pursuant to Section 12(b) of the Act:


   Title of each class              Name of each exchange on which registered
   --------------------------------------------------------------------------
   Common Stock, $1.00 par value             New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]            No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of shares of Common Stock held by non-affiliates of the registrant as of April 14, 1999 was $425,481,000, 29,334,651 shares of the Common Stock of GenRad, Inc., $1.00 par value, were outstanding on April 14, 1999.


                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement of GenRad, Inc. for the Annual Meeting of Shareholders to be held on May 13, 1999 (the "1999 Proxy Statement"), which will be filed with the Securities and Exchange Commission within 120 days after the close of the Company's fiscal year ended January 2, 1999, are incorporated by reference into Part III.

                                     PART I

Item 1. Business

GenRad, Inc. ("GenRad" or "the Company"), which commenced operations in 1915, is a leading global manufacturing solutions company. GenRad designs, manufactures and markets integrated hardware and software solutions that enable the successful manufacture, test and service for microprocessors and other electronic devices and components. The Company operates primarily in the United States, Western Europe and Southeast Asia through its three business segments, Electronic Manufacturing Solutions ("EMS"), Advanced Diagnostic Solutions ("ADS") and GR Software ("GRS") (each of which is further described below). The Company's three business segments each aggregate similar classes of products. The Company's EMS business segment includes primarily products used in the manufacture, test and inspection of printed circuit boards while the Company's ADS business segment includes diagnostic systems used primarily by the transportation industry. GR Software includes the Company's software product line, which is comprised of the TRACS(R), CimBridge(TM) and SFDM(TM) products, all of which are utilized by GenRad customers to improve their manufacturing processes. Summarized financial information with respect to each of the Company's business segments is included in Note 13 to the Company's consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.


Electronic Manufacturing Solutions
GenRad's EMS business segment focuses on the integration of hardware and software for process control in the manufacture of printed circuit boards, emphasizing inspection technologies. EMS provides its customers with leading-edge, cost effective solutions used to collect data about their manufacturing process and provide reliable, timely and useful information which can be used to optimize manufacturing processes.

GenRad's EMS business is headquartered in Westford, MA and consists of the following product offerings, which collectively make up the EMS product class.


Board Test
----------
The GR228X i Series family of production test solutions are optimized to test, inspect and report defects that can occur in the manufacturing of printed circuit boards (PCB's). These advanced board test solutions provide precise fault diagnosis, utilizing test and inspection technologies, on the most demanding of PCB's. The GR228X i Series is recognized for delivering the highest fault coverage and highest throughput in a production test environment. These systems sell for prices ranging from $50,000 to over $1,000,000.


Geneva(R) Test and Measurement Solutions
----------------------------------------
Geneva(R) is a combined hardware and software functional test and measurement system that uses the industry standard VXIbus for instrument control. GenRad's extensions add a scanner bus above the instruments to solve the signal interconnect problems not addressed by VXI. The company has a patent for this VXIScan(R) architectural extension. The Geneva(R) architecture is capable of addressing the needs of a wide range of functional test and measurement solution applications, including solutions used in the telecom, datacom and medical market segments. These systems sell for prices ranging from $100,000 to $500,000.


Viper(R) Process Inspection Solutions
-------------------------------------
Viper(R) Process Inspection Solutions are low-cost test and inspection solutions designed to provide real-time, closed-loop feedback regarding process variations and faults on a printed circuit board manufacturing line. This solution is ideally suited for companies that manufacture price sensitive products (i.e. consumer). To accommodate the local markets we serve throughout the world, this system is offered with standard vacuum fixture compatibility, a Press Down Unit and an in-line configuration at prices ranging from $25,000 to $125,000.


Pilot(TM)
---------
GenRad's Pilot solution is a 'fixtureless' test solution designed to test and inspect populated printed circuit boards by utilizing both 'flying' and fixed probes to gain access to the components under test. This test technology is ideal for verifying prototypes and initial production runs, which are typically small in quantity and utilize boards with limited test point access, and for use as a diagnostic tool to augment the functional testing of printed circuit board assemblies. This system is ideally suited for companies striving to reduce their new products' time-to-production schedule as well as eliminating the fixture costs and development times that are associated with traditional board test products. This system sells for prices ranging from $200,000 to $300,000.


Integrated Customer Services ("ICS")
------------------------------------
ICS provides programming services, fixture development and on-site training and support to owners of in-circuit and functional testers throughout the United States and Europe. Fixtures, which match the test device with the device under test, are generally custom designed (both hardware and software) and range in price from $7,500 to $90,000.

Advanced Diagnostic Solutions
GenRad's ADS business segment is a global leader in developing and marketing diagnostic information solutions comprised of hardware, software and services which optimize the manufacturing and service capabilities of leading transportation and equipment companies. ADS's solutions, which generally include complex electronic solutions, are used by its customers to maximize manufacturing efficiencies at time of product build as well as to maintain efficient and effective service operations throughout the product's life. Because of the complexity of ADS' products, ADS is able to develop long-term partnering relationships with its customers thereby allowing a range of implementation approaches resulting in customer driven solutions which may include hardware, software and consultative support. ADS is headquartered in Manchester, England with development and service centers in Detroit, MI and Ismaning, Germany as well as a worldwide product support network.


GRSoftware
GenRad's GRS business segment was expanded during 1998 with the Company's acquisition of Industrial Computer Corporation ("ICC"), a privately held manufacturing execution systems company with operations in Atlanta. Upon acquisition, the Company combined the operations of ICC with its existing manufacturing software development, sales and support groups, which included the TRACS(R) and CimBridge(TM) products, to form GRS. GRS develops and markets product solution and services to companies wishing to achieve and maintain control over manufacturing processes. GRS's flagship product, Shop Floor Data Manager(TM) ("SFDM"), manages a business's process information necessary to manufacture products according to plan. SFDM, along with TRACS and CimBridge, enable the shop floor to communicate, at varying levels, with a Company's ERP systems to have a real time direct impact on a business's manufacturing operations. GRS is headquartered in Atlanta, GA with technology development and support centers in Portland, OR, Aberdeen, Scotland and Zurich, Switzerland.


Principal Markets and Customers
The principal markets for GenRad's product and service offerings include, but are not limited to, original equipment manufacturers of electronics and electronic components and peripherals, contract electronics manufacturers and transportation and telecommunications companies. Management believes that these industries will continue to be a significant revenue source for the Company. These markets are characterized by rapid technological change, an increased demand for specific feature requests by customers, evolving industry standards, and frequent new product introductions. The introduction of products embodying new technology or the emergence of new industry standards or practices could render the Company's existing products obsolete or otherwise unmarketable. Future operating results are dependent upon the Company's ability to develop, design, manufacture and market technologically innovative products that meet customer needs. During 1998, one customer, Ford Motor Company ("Ford") accounted for 10.6% of consolidated revenues.

During 1998, the Company began substantial work on a multi-year hardware, software and services contract with Ford. Pursuant to the agreement, the Company has undertaken to provide customers of Ford with diagnostic tools designed to enable Ford's dealers to test, and diagnose problems with, electrical systems in Ford vehicles. The Company expects to derive significant revenue from this contract during 1999 and 2000. The loss of this contract or any deterioration in the Company's relationship with Ford could have a material adverse effect on the Company's results of operations, financial position and cash flow.


Sales, Support and Distribution
GenRad sells and supports its products primarily through its own sales and support organizations. The Company maintains sales offices and support centers in the United States, Mexico, the United Kingdom, Germany, France, Switzerland, Italy, Singapore and Malaysia. GenRad also contracts with independent representatives throughout the world to provide sales and support services, primarily in areas not covered directly by a GenRad sales and support center.

Suppliers
GenRad purchases certain materials and components used in the manufacture of product from various single sources, primarily United States companies. GenRad's purchasing strategy is to develop supportive supplier partnerships to leverage core competencies by driving material through a preferred supplier base committed to excellence through continuous improvement. The Company has developed alternative sources of supply for most materials and components; however, certain microcomputers, microprocessors, general-purpose digital computers and custom semiconductor devices are available only from a limited number of suppliers worldwide. Management does not believe that the loss of any one of its primary materials or components suppliers would have a material adverse effect on its results of operations, financial position or cash flow.

Foreign Operations
GenRad's operations abroad consist of selling, marketing, distributing and servicing products and providing other types of customer support services such as software development and manufacturing of diagnostic systems. GenRad is subject to the usual risks of international trade, including unfavorable economic conditions, political instability, restrictive trade policies, controls on funds transfers and foreign currency fluctuations. Financial information concerning GenRad's foreign operations is included in Note 13 to the Company's consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

Backlog
Backlog, represented by those orders received which are backed by a purchase order, at the end of fiscal 1998 was approximately $21.6 million as compared to approximately $24.9 million at the end of fiscal 1997. In the opinion of management, most orders are filled within three months of receipt. The Company believes that a substantial portion of the fiscal 1998 backlog will be recognized as revenue during the first quarter of its 1999 fiscal year. Although orders are subject to cancellation by purchasers, GenRad's experience has been that losses resulting from cancellations are not material.


Competitive Conditions
Management believes that competition, from both domestic and foreign competitors, remains intense across all business segments. Certain of the Company's competitors are substantially larger companies with greater resources. For example, the Company competes with Hewlett-Packard, Inc. and Teradyne Corporation in its EMS business and with Hewlett-Packard and Siemens A.G. in its ADS business. Typically, GenRad meets competition by carefully selecting its markets and by developing its products to meet the needs of each group of customers. Primary competitive factors are product performance, customer specific applications engineering, customer support services and pricing. The EMS market is subject to rapid change, and success is dependent on the development of new technologies and products. A key competitive advantage for GenRad is the Company's broad and integrated product family and its extensive hardware and software capabilities.


Research and Development
GenRad's expenditures for the development of new products and services, and the improvement of existing products and services, were approximately $19.0 million in fiscal 1998, approximately $19.9 million in fiscal 1997 and approximately $16.5 million in fiscal 1996. The expenditures were primarily for staffing and related expenses for the development and redesign of electronic manufacturing systems and advanced diagnostic solutions and software products.


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


Employees
GenRad had 1,270 employees, including contract employees, on January 2, 1999 and 1,388 employees on January 3, 1998. None of GenRad's employees are covered by collective bargaining agreements, and GenRad believes relations with its employees are good.


Executive Officers of GenRad


       Name           Age    Office
       ----           ---    ------
James F. Lyons         64    President and Chief Executive Officer and Director
Paul Geere             43    President, Advanced Diagnostic Solutions
Lori B. Hannay         41    Vice  President,  Worldwide Human Resources and Corporate
                             Operations
Michael W. Schraeder   41    President, Electronic Manufacturing Solutions
Walter A. Shephard     45    Vice President, Chief Financial Officer and Secretary


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

Paul Geere was elected President, Advanced Diagnostic Solutions in May 1998. From May 1996 to May 1998, Mr. Geere was Vice President, Managing Director, Advanced Diagnostic Solutions. From September 1995 to May 1996, Mr. Geere was Managing Director of GenRad's Advanced Diagnostic Solutions division in Manchester, England. From January 1995 to September 1995, Mr. Geere held the position of GenRad's Director of Consultative Selling. From November 1989 to January 1995, Mr. Geere worked as a Management Consultant for Coopers & Lybrand in its London office.

Lori B. Hannay was elected Vice President, Information Services and Corporate Operations in May 1998. From November 1996 to May 1998, Ms. Hannay was GenRad's Vice President, Human Resources. From November 1994 to November 1996, Ms. Hannay served as the Company's Director of Compensation and Benefits. From July 1990 to November 1994, Ms. Hannay was Corporate Secretary and Vice President of Human Resources for First Inter-Bancorp.

Michael W. Schraeder was elected President, Electronic Manufacturing Systems in March 1998. From November 1996 to May 1998, Mr. Schraeder was Vice President, Worldwide Sales and Service. From March 1995 to November 1996, Mr. Schraeder served as Vice President, Sales and Service for the Americas region. From April 1992 to February 1995, Mr. Schraeder held the position of Eastern Regional Sales Manager. Prior to April 1992, Mr. Schraeder had been employed in various sales positions with the Company for more than 12 years.

Walter A. Shephard was elected Vice President, Chief Financial Officer and Secretary in November 1998. From August 1997 to November 1998, Mr. Shephard was Vice President Investor Relations and Treasurer. From February 1991 to August 1997, Mr. Shephard was Treasurer and Clerk. Prior to February 1991, Mr. Shephard had been employed by the Company in various Finance positions for more than 7 years.


Item 2. Properties

In March 1999, the Company entered into a 7 year lease for research and development and office space located in Atlanta, Georgia. The facility will serve primarily as a development center and sales office, along with certain administrative functions for GenRad's GRS business segment. The facility includes 26,500 square feet of office space.

In July 1996, the Company entered into a 15 year lease for two adjoining properties located in Westford, Massachusetts. These leased facilities include 130,000 square feet of prime office space used for the Company's corporate headquarters, research and development and general business offices and 100,000 square feet used for manufacturing for the EMS business unit.

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


Item 3. Legal Proceedings

On April 28, 1998, the Company and James F. Lyons, President and Chief Executive Officer were served with a lawsuit purported to be a class action suit on behalf of persons who purchased Company stock in the open market over a specified period of time. The lawsuit, entitled Duck Enterprises, LPV v. GenRad and James
F. Lyons, CA No. 98-10706-PBS, was filed in the United States District Court for the District of Massachusetts. The complaint specified unspecified damages, plus costs and attorney's fees. On January 8, 1999, the suit was dismissed without finding.

On May 27, 1998, William E. Gaines, William E. Masskaker, Frank B. Wingate and Heritage Investment Limited Partnership ("the plaintiffs") filed a Demand for Arbitration ("the Demand") with the American Arbitration Association in Boston (No. 11 168 00247 98) against the Company, James F. Lyons and Paul Pronsky, Jr. The claims arise out of the acquisition of Industrial Computer Corporation ("ICC") by GenRad. The plaintiffs sought damages totaling $13.6 million, plus costs and attorneys' fees. On June 18, 1998, the Company filed a response to the Demand and on August 21, 1998, the Company filed an amended response and counterclaims which arose from the acquisition of ICC and sought unspecified damages. On April 7, 1999, the parties agreed to settle all claims arising from the acquisition of ICC. In connection with the settlement, the Company will pay $7.0 million, net of insurance proceeds of $4.0 million to the plaintiffs.


Item 4. Submission of Matters to a Vote of Security Holders

None.

                                     PART II

Item 5. Market for Registrants' Common Stock and Related Shareholder Matters

Stock Price Information

The Company's Common Stock is traded on the New York Stock Exchange under the symbol GEN. The following table shows the quarterly high and low closing price for a share of the Company's Common Stock for the Company's 1998 and 1997 fiscal years.

                       1998                     1997
                HIGH          LOW          HIGH       LOW
                ----          ---          ----       ---
1ST QUARTER     32-5/8        24           23-3/4     11-7/8
2ND QUARTER     32-15/16      16-5/8       22-15/16   13-5/8
3RD QUARTER     19-3/4        10-3/8       30-1/8     20-1/16
4TH QUARTER     18-3/16       10-15/16     34         23-7/16


Common Stock
As of March 25, 1999 there were 2,924 stockholders of record holding 29,306,183 shares of the Company's Common Stock.


Dividends
It is the policy of the Company to retain earnings to support the growth and expansion of the Company's business. Although the Company has paid dividends in the past, there are no plans to resume paying dividends in the foreseeable future. Payment of dividends is restricted by financing agreements to which the Company is a party.


Acquisitions
In April, 1998, the Company acquired by merger all of the outstanding shares of Industrial Computer Corporation ("ICC") in exchange for 1,237,917 of its Common Stock, which were issued to stockholders of ICC. The issuance of the Company's Common Stock in this transaction was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Regulation D thereunder. The Company registered the shares on Form S-3, filed on June 19, 1998. The issuance of the shares did not involve any underwriters.

During fiscal 1996, the Company completed the acquisition of two companies which involved the issuance of shares of its Common Stock. On June 20, 1996 the Company acquired by merger all of the outstanding shares of stock of Mitron Corporation in exchange for 1,196,127 shares of the Company's Common Stock which were issued to the stockholders of Mitron Corporation. On November 8, 1996 the Company acquired by merger all of the outstanding shares of stock of Testware, Inc. in exchange for 79,862 shares of the Company's Common Stock which were issued to the stockholders of Testware, Inc. The issuance of the Company's Common Stock in both transactions was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Regulation D thereunder. The Company relied in part on representations of the stockholders of the acquired companies in determining that such exemptions were available. Neither transaction involved any underwriters.


Item 6. Selected Financial Data


The selected financial data set forth below are derived from the consolidated financial statements, which have been audited by PricewaterhouseCoopers LLP, independent accountants. The consolidated balance sheet for the Company's 1998 and 1997 fiscal years and the related consolidated statements of operations and cash flows for the three years ended January 2, 1999 and notes thereto appear elsewhere in this Form 10-K. The data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements and related notes thereto included elsewhere in this Form 10-K.


(Dollar and share amounts in thousands):
----------------------------------------
                                                 1998(a)        1997         1996         1995(b)      1994
                                                 ----           ----         ----         ----         ----
Operations:
Net product and service sales                 $224,789        $236,761     $183,545     $158,753     $147,903
Gross margin                                   105,912         126,764       96,408       76,822       69,407
Operating income (loss)                        (14,294)         38,486       25,856       16,369        8,657
Net income (loss)                             $ (9,068)        $41,295      $27,335      $12,271       $4,512

Net income (loss) per common
and common equivalent share:
Basic                                           $(0.32)          $1.54        $1.22        $0.59        $0.23
Diluted                                         $(0.32)          $1.43        $1.11        $0.56        $0.22

(a) Operating income (loss) includes the effect of charges related to acquired in-process research and development totaling approximately $10.1 million, impairment losses totaling approximately $4.9 million and restructuring and other charges totaling approximately $13.6 million. Gross margin includes the effect of one-time charges related to restructuring and other non-recurring charges totaling approximately $4.9 million.

(b) Operating income (loss) includes the effect of a restructuring credit totaling approximately $1.0 million.

Balance sheet:
Current ratio                                      2.5             3.6          2.7          1.7          1.3
Total assets                                  $208,225        $178,957     $115,765      $87,406      $81,816
Long-term debt, including current portion        8,487          10,953          146       49,073       48,955
Stockholders' equity (deficit)                $134,031        $115,013      $63,680     $(23,238)    $(37,788)

Other data:
Number of employees                              1,270           1,388        1,239        1,138        1,137
Weighted average common and
   common equivalent shares used in
   computing per share amounts
     Basic                                      28,003          26,814       22,488       20,869       19,775
     Diluted                                    28,003          28,788       27,484       21,866       20,493


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The matters discussed herein contain forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Item 1 "Business" of this report as well as those discussed in this section and elsewhere in this Report.


Overview
GenRad, Inc. ("Genrad" or "the Company"), which commenced operations in 1915, is a leading global manufacturing solutions company. Genrad designs, manufactures and markets integrated hardware and software solutions that enable the successful manufacture, test and service for microprocessors and other electronic devices and components. The Company operates primarily in the United States, western Europe and Southeast Asia through its three business segments, Electronic Manufacturing Solutions ("EMS"), Advanced Diagnostic Solutions ("ADS") and GR Software ("GRS").

EMS focuses on the integration of hardware and software for process control in the manufacture of printed circuit boards, emphasizing inspection technologies. EMS provides its customers with leading-edge, cost effective solutions used to collect data about their manufacturing process and provide reliable, timely and useful information which can be used to optimize manufacturing processes.

ADS is a global leader in developing and marketing diagnostic solutions comprised of hardware, software and services which optimize the manufacturing and service capabilities of leading transportation and equipment companies. ADS's solutions are used by its customers to maximize manufacturing efficiencies at time of product build as well as to maintain efficient and effective service operations throughout the product's life.

GRS was expanded during 1998 with the Company's acquisition of Industrial Computer Corporation ("ICC"), a privately held manufacturing execution systems company with operations in Atlanta. Upon acquisition, the Company combined the operations of ICC with its existing manufacturing software development, sales and support groups to form GRS. GRS develops and markets product solution and services to companies wishing to achieve and maintain control over manufacturing processes. GRS's flagship product, Shop Floor Data Manager(TM) ("SFDM"), manages a business's process information necessary to manufacture products according to plan. SFDM also enables the shop floor to communicate with a Company's ERP systems to have a real time direct impact on a business's manufacturing operations.

The fiscal year ended January 2, 1999 includes 52 weeks. The fiscal year ended January 3, 1998 included 53 weeks, while the fiscal year ended on December 28, 1996 included 52 weeks.

Results of Operations
The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items in the Company's Consolidated Statement of Operations.

                                                   1998       1997        1996
                                                   ----       ----        ----
NET PRODUCT AND SERVICE SALES                     100.0%     100.0%      100.0%
COST OF PRODUCTS AND SERVICES SOLD                 52.9       46.5        47.5
                                                   ----       ----        ----

GROSS MARGIN                                       47.1       53.5        52.5

SELLING, GENERAL AND ADMINISTRATIVE                31.1       28.9        29.4
RESEARCH AND DEVELOPMENT                            8.4        8.4         9.0
ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT        4.5         --          --
RESTRUCTURING CHARGES                               3.9         --          --
LOSS FROM IMPAIRMENT OF INTANGIBLE ASSETS           2.2         --          --
ARBITRATION SETTLEMENT                              3.4         --          --
                                                   ----       ----        ----
     TOTAL OPERATING EXPENSES                      53.5       37.3        38.4

OPERATING INCOME (LOSS)                            (6.3)      16.2        14.1
OTHER EXPENSE                                      (0.6)      (0.3)       (0.1)
INCOME TAX BENEFIT                                  2.9        1.5         0.9
                                                    ---        ---         ---

NET INCOME (LOSS)                                  (4.0)%     17.4%       14.9%
                                                   ======     =====       =====

1998 vs. 1997
Orders for the Company's products and services decreased to $221.5 million for the twelve months ended January 2, 1999 from $237.0 million for the prior fiscal year. The decrease in orders was across all product lines due to decreased customer demand. Orders in fiscal 1998 for EMS and ADS decreased to $172.2 million and $32.3 million, respectively, as compared to $180.6 million and $48.3 million in fiscal 1997. Orders in fiscal 1998 for GRS increased to $17.0 million as compared to $8.1 million in fiscal 1997. Orders increased to $128.6 million in North America in fiscal 1998 as compared to $126.0 million in fiscal 1997. Orders decreased in Europe and Asia to $74.9 million and $18.0 million, respectively, in fiscal 1998 as compared to $89.4 million and $21.6 million, respectively, for fiscal 1997. Backlog at the end of 1998 was $21.6 million compared to $24.9 million at the end of 1997. The Company believes that a substantial portion of the 1998 backlog will be recognized as revenue during the first quarter of 1999.

Net product and service sales decreased to $224.8 million for the twelve months ended January 2, 1999 as compared to $236.8 million for the prior fiscal year. Sales in fiscal 1998 for EMS, ADS and GRS were $175.9 million, $32.3 million and $16.6 million, respectively, as compared to $181.7 million, $48.5 million and $6.6 million in fiscal 1997. In 1998, EMS sales decreased primarily due to softening demand for the Company's products, particularly in Europe due to economic conditions in the region throughout 1998. ADS sales decreased due to continued increased competition for the segment's products and softening demand overall in the market place during 1998. Offsetting these declines was an increase in GRS sales due to the acquisition of ICC in the second quarter of 1998. Sales were $129.7 million in North America, $75.8 million in Europe and $19.3 million in Asia for the fiscal year ended January 2,1999. Sales for the fiscal year ended January 3, 1998 were $122.8 million in North America, $93.7 million in Europe and $20.3 million in Asia. Product and service sales from international markets are subject to the risks of currency fluctuations and other customary risks associated with international markets.

Product margins, including 1998 unusual product costs of $4.9 million related to the discontinuance of certain ADS product offerings ($3.5 million) and the exit from the hardware portion of the Company's Vision product line ($1.4 million), were 49.7% and 56.3% for the twelve months ended January 2, 1999 and January 3, 1998, respectively. Product margins in 1998 excluding these charges were 52.8%. Excluding unusual charges, the decline in margins was driven primarily by lower than anticipated manufacturing levels, resulting in increased per unit costs and by lower ADS sales affected by softening demand for the Company's hardware products during 1998. Management has taken steps to eliminate the excess capacity in manufacturing by downsizing the headcount to improve product margins.

Inventory turnover for 1998 decreased to 2.5 times per year as compared to 3.1 times per year in 1997. The decrease in inventory turnover in 1998 as compared to 1997 is primarily related to a specific build-up of work in process inventory related to the Company's contract with the Ford Motor Company. Excluding this inventory, inventory turnover for the fiscal year ended January 2, 1999 was 3.0 turns, which is consistent with the 1997 turnover ratio.

Service margins decreased to 40.8% for the twelve months ended January 2, 1999 from 44.9% from the prior year. The decrease in margins in 1998 as compared to 1997 is primarily due to a service margin decline in ADS as a result of lower margin contracts. This was partially offset by increased utilization in the EMS service organization and the favorable inclusion of ICC margins (GRS) commencing in the second quarter of 1998.

Selling, general and administrative expenses increased for the twelve months ended January 2, 1999, to $69.8 million from $68.4 million in the prior fiscal year. Expenses increased in 1998 as compared to 1997 due primarily to the inclusion of ICC, which was acquired in the second quarter of 1998 and accounted for $3.2 million of incremental expenses. Marketing costs decreased 9.0% in 1998 as compared to 1997 due to the restructuring measures taken by the Company in the second and third quarters of 1998. Management believes that the full impact of these changes will be realized commencing in fiscal 1999. As a percent of sales, selling, general and administrative expenses were 31.1% in fiscal 1998 as compared to 28.9% in fiscal 1997, which is relatively consistent with the overall decrease in sales.

Research and development expenses decreased for the twelve months ended January 2, 1999 to $19.0 million from $19.9 million in the prior fiscal year. As a percentage of sales, research and development expenses remained constant at 8.4% in fiscal 1998 and 1997. In 1998, the primary research and development projects were for in-circuit and functional test equipment software systems, design of a next generation in-circuit hardware platform, system enhancements to support automation capabilities and enhancements to the GRS suite of products. The Company capitalized $4.9 million and $0.2 million of software development costs for the fiscal years ended January 2, 1999 and January 3, 1998, respectively. The majority of costs capitalized in fiscal 1998 related to new EMS and GRS product developments.

The operating loss was $14.3 million for the twelve months ended January 2, 1999, a decrease from $38.5 million of operating income in the prior fiscal year. Excluding unusual inventory provisions ($4.9 million), acquired in-process research and development charges ($10.1 million), restructuring charges ($8.7 million), losses from impairment of intangible assets ($4.9 million) and the arbitration settlement ($7.7 million), operating income was $22.0 million in fiscal 1998.

Interest expense was $1.2 million for the fiscal year ended January 2, 1999, as compared to $0.8 million for the prior fiscal year. Interest expense for both years related to a $12 million term loan entered into on June 26, 1997 for the purchase of furniture and fixtures for the Company's new corporate headquarters and manufacturing facilities in Westford, Massachusetts. A full year of interest expense was incurred in 1998 compared to approximately one half year of interest expense in 1997.

Other net expenses remained constant at $0.5 million for the fiscal years ended January 2, 1999 and January 3, 1998. These relate primarily to the net effect of gains and losses on foreign currency transactions. Interest income decreased slightly to $0.4 million for the fiscal year ended January 2, 1998, as compared to $0.5 million for the prior fiscal year due to lower average cash balances during fiscal 1998.

A net income tax benefit of $7.5 million was recorded in the first quarter of 1998 as compared to $5.4 million in the comparable 1997 period. The tax benefit represents a reduction in the Company's valuation allowance for deferred taxes and was recorded due to management's expectations of future income and expected utilization of the Company's domestic net operating loss carryforwards. Excluding the income tax benefits previously noted, the income tax provision of $1.0 million for the twelve months ended January 2, 1999 decreased by $0.9 million from the comparable period in 1997. The income tax provision decreased due to reduced worldwide taxable income. At January 2, 1999, the Company had a net deferred tax asset of $60.2 million with a valuation allowance of $44.8 million. Management will continue to assess the realizability of the deferred tax assets based on actual and forecasted results.

As a result of the above, the Company reported a net loss of $9.1 million for the twelve months ended January 2, 1999 as compared to net income of $41.3 million for the comparable period in 1997.


Impairment loss
In fiscal 1996, the Company purchased TTA and Testware. These components provide custom test programming, text fixture integration and other value-added services to manufacturers and users of electronic products. Additionally, GenRad acquired certain assets of Field Oriented Engineering, AG in fiscal 1996, consisting primarily of the software program known as TRACS(R) III, which is sold to electronic manufacturing systems customers. The excess purchase price over the net assets acquired for these acquisitions was recorded as long-term intangibles, primarily goodwill.

The historical financial performance of these entities has continued to be less than anticipated and the businesses have been negatively impacted by the recent decline in the in-circuit test market. Due to these factors as well as certain management changes during the second quarter of 1998, the Company prepared revised projections of future net cash flows relating to these businesses, which indicated that the businesses would not generate sufficient net cash flows to realize the carrying value of the intangible assets. This analysis was performed in accordance with the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Assets to be Disposed Of." As a result, a $4.9 million impairment loss, representing the net book value of goodwill, was recorded during the second quarter of 1998 and is included in the accompanying statement of operations.


Acquired in-process diagnostic software
On July 2, 1998, the Company acquired the rights to certain diagnostic software for which technological feasibility had not been established. The Company plans to use the acquired technology in the development and diagnosis of increasingly complex mechatronic systems, particularly in vehicle systems. At the time of the acquisition, the acquired technology had not yet reached technological feasability and had no alternative future uses and, accordingly, the entire purchase price was expensed. The total of $1.7 million is included in acquired in-process research and development in the accompanying consolidated financial statements.


Restructuring and other charges
During the second and third quarters of 1998, the Company restructured its operations, which resulted in a workforce reduction of approximately 230 manufacturing and general and administrative employees or 15% of the Company's workforce. In accordance with EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits, and Other Costs to Exit an Activity," the Company recorded a charge for restructuring totaling approximately $6.8 million for severance costs and post-employment benefits ($5.2 million), write-offs of certain fixed assets which will no longer be utilized ($1.0 million) and for the termination fees of certain equipment and real estate leases ($0.6 million).

During the third quarter of 1998, the Company ceased its manufacturing operations at its Manchester, UK facility. Inventory related to the manufacture of certain ADS products and the cessation of ADS' contract manufacturing business totaling $3.5 million was charged to cost of products sold. In addition, restructuring charges totaling approximately $0.5 million were recorded related to a workforce reduction of approximately 20 manufacturing people and certain fixed assets which will no longer be utilized and will be disposed of in 1999.

During the third quarter, the Company completed an in depth analysis of the hardware portion of the Vision product line resulting in a decision to exit this business. This decision was based upon the following: (i) the market for Vision equipment in PCB manufacturing was not as large as had been previously estimated, and (ii) the continued research and development investment required for the existing Vision product was not warranted given the resizing of the Vision market. Exiting the Vision hardware product line resulted in charges totaling $2.8 million related to fixed assets which will no longer be utilized and were disposed of in 1998 and certain excess inventory, inventory purchase commitments and prepaid royalties. Of the total of $2.8 million, $1.4 million is recorded in costs of products sold and $1.4 million is recorded as restructuring charges in the accompanying consolidated financial statements.


As of January 2, 1999, the Company had made cash payments totaling approximately $5.4 million related to restructuring charges recorded in 1998. The Company expects to make cash payments on the approximate $3.5 million balance of restructuring charges accrued during 1999 with approximately $1.6 million anticipated in the first quarter of 1999, approximately $1.4 million in the second quarter of 1999 and the balance of approximately $0.5 million over the remainder of 1999.

Arbitration settlement
On May 27, 1998, William E. Gaines, William E. Masskaker, Frank B. Wingate and Heritage Investment Limited Partnership ("the plaintiffs") filed a Demand for Arbitration ("the Demand") with the American Arbitration Association in Boston (No. 11 168 00247 98) against the Company, James F. Lyons and Paul Pronsky, Jr. The claims arise out of the acquisition of Industrial Computer Corporation ("ICC") by GenRad. The plaintiffs sought damages totaling $13.6 million, plus costs and attorneys' fees. On June 18, 1998, the Company filed a response to the Demand and on August 21, 1998, the Company filed an amended response and counterclaims, which arose from the acquisition of ICC and sought unspecified damages.

On April 7, 1999, the parties agreed to settle all claims arising from the acquisition of ICC. In connection with the settlement, the Company will pay $7.0 million, net of insurance proceeds of $4.0 million. The Company has recorded a charge to operations totaling $7.7 million representing the cost of the settlement plus costs and attorney fees.

Acquisition of Industrial Computer Corporation
On April 7, 1998, GenRad acquired all of the then outstanding common shares of Industrial Computer Corporation ("ICC"), a software company providing real-time manufacturing execution systems to electronics manufacturers. ICC was established in 1980 and is located in Atlanta, Georgia. The transaction was accounted for as a purchase, and accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values. In connection with the acquisition of ICC, 1,237,917 shares of GenRad's common stock were issued for all of the then outstanding shares of ICC in a tax-free reorganization. Consideration for the acquisition of ICC totaled approximately $36.6 million. Direct costs of the acquisition totaled approximately $1.6 million and consisted primarily of legal fees, accounting fees and broker fees. Consideration was allocated to the tangible and intangible assets of ICC as follows: acquired in-process research and development ($8.4 million), developed technology ($11.4 million), goodwill ($17.0 million), other intangible assets ($1.7 million) and the net assets and liabilities of ICC (net liability of $0.3 million). The results of ICC are included in the 1998 financial statements beginning from the date of purchase.

The Securities and Exchange Commission ("SEC") has recently issued guidance related to the valuation of acquired in-process research and development as set forth in its letter dated September 9, 1998 from the Chief Accountant of the SEC to the American Institute of Certified Public Accountants. The Company has corresponded with the staff of the SEC ("the Staff") concerning the application of the methodology to the valuation of the incomplete technology and other intangible assets and has implemented the methodology. As a result of the application of the valuation methodology, the purchase price was allocated to acquired in-process research and development, developed technology, assembled workforce and tradename. The Company has restated its originally filed Forms 10-Q filings for its second and third quarters of fiscal 1998 to reflect this methodology.

The valuation of acquired in-process research and development was based on management's projections of the after tax net cash flows attributable to the acquired in-process research and development. Specifically, the valuation considers the following: (i) a fair market value premise; (ii) comprehensive due diligence concerning all potential intangible assets including trademarks and tradenames, patents, copyrights, non-compete agreements, assembled workforce and customer relationships and sales channel relationships; (iii) the value contribution of core technology to the acquired in-process technology, with a view toward ensuring the relative allocations to core technology and acquired in-process research and development were consistent with the relative contributions of each to the final product; and (iv) the calculation used to determine the value allocated to acquired in-process research and development considered only the efforts completed as of the transaction date and only the cash flow associated with the product development efforts in-process at the acquisition date. The charge for acquired in-process research and development relates to one development project in process at the date of the acquisition that had not reached technological feasibility, had no alternative future use, and for which ultimate successful development was uncertain. The conclusion that the development efforts in-process, or any material sub-component, had no alternative future use was reached in consultation with engineering personnel from ICC as well as the Company's valuation advisors.

The in-process project consists of the development of ICC's existing UNIX based product using an object oriented design and standard programming language which will provide users of the product the ability to use ICC's Shop Floor Data Manager (TM) ("SFDM") product on varied operating platforms. The primary project tasks open at the time of acquisition included completion of the design of certain modules, or objects, which will house the program code, completion of program code written in the new language and preliminary quality assurance and testing of the product. At the time of acquisition, additional development remained on all tasks (management estimated that the project was approximately 69% complete) and costs to complete were estimated to total approximately $928,000. At the time of the acquisition, management believed that the product being developed would become available for sale late in fiscal 1999. GenRad will begin to benefit from the acquired in-process research and development once completed product is sold. Failure to reach successful completion of this project may result in impairment of the associated capitalized intangible assets, i.e. goodwill and developed technology, and/or may require the Company to accelerate the time period over which the intangibles are being amortized, which may have a material adverse effect on the Company's results of operations and financial condition.

Significant assumptions used to determine the value of the acquired in-process research and development included several factors. The first was a forecast of net cash flows that were expected to result from the in-process development effort using projections prepared by ICC management, portions of which (1998 and 1999) were provided to GenRad's Board of Directors. Net cash flow projections included projected revenue growth and trends in profit margins and selling, general and administrative expense that were consistent with recent historical trends prior to the acquisition. Second, a percentage complete of 69% for the project estimated by considering the costs invested to date relative to the expected total cost of the development effort, supported by the amount of technological progress completed as of the transaction date relative to the overall technological achievements required to achieve the intended functionality of the eventual product. The technological issues were addressed primarily by engineering representatives from ICC along with the Company's independent valuation advisors. Third, a 24% discount rate, which represents a rate equivalent to that which would be employed in a fair value analysis, i.e., one that considers all cash flows associated with the project and resulting product, and therefore represents a blended rate of all the risks associated with the product. Lastly, a core technology charge reflected as one third of after tax net income related to the in-process project was utilized. This rate represents an amount that the Company would be required to pay in royalties assuming it had licensed the products expected to be derived from the acquired in-process development efforts.

As of January 2, 1999, the technological feasibility of the project had not yet been reached and no significant departures from the assumptions included in the valuation analysis have occurred.

Acquisition of Manufacturing Execution Systems Business
On April 9, 1998, GenRad acquired certain assets of the Manufacturing Execution Systems ("MES") business of Valstar Systems Limited ("Valstar") located in Aberdeen, Scotland. Valstar's MES component provides integration services and support and distribution in Europe for ICC's Shop Floor Data Manager Software.

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


1997 vs. 1996
Orders for the Company's products and services increased to $237.0 million for the twelve months ended January 3, 1998, from $181.0 million for the prior fiscal year. Orders in fiscal 1997 for EMS, ADS and GRS increased to $180.6 million, $48.3 million and $8.1 million, as compared to $138.3 million, $37.6 million and $5.1 million in fiscal 1996. Orders increased across all geographies to $126.0 million in North America, $89.4 million in Europe and $21.6 million in Asia. Orders for the fiscal year ended December 28, 1996 were $85.7 million in North America, $77.3 million in Europe and $18.0 million in Asia. The increase in orders resulted from the strong demand in all aspects of the Company's business, particularly from customers in the following industries: contract manufacturing, computer manufacturing, telecommunications, data communications and transportation. Backlog at the end of 1997 was $24.9 million compared to $24.7 million at the end of 1996.

Net product and service sales were $236.8 million for the twelve months ended January 3, 1998, as compared to $183.5 million for the prior fiscal year. Sales in fiscal 1997 for EMS, ADS and GRS were $181.7 million, $48.5 million and $6.6 million, respectively, as compared to $137.7 million, $40.8 million and $5.0 million in fiscal 1996. The EMS increase was due primarily to an increase in product volume, the continuing shift towards the Company's higher priced, higher pin count machines required by computer and contract manufacturing customers and the strong demand for the Company's functional test equipment in the data communication and telecommunication marketplaces. The ADS increase was due primarily to hardware sales to new customers and the initial application software revenue from the Company's contract with the Ford Motor Company, which was entered into in 1997. Sales increased across all geographies for the fiscal year ended January 3, 1998 to $122.8 million in North America, $93.7 million in Europe and $20.3 million in Asia as compared to $86.6 million in North America, $78.5 million in Europe and $18.4 million in Asia for comparable prior year.

Product gross margins as a percent of sales increased to 56.3% for the twelve months ended January 3, 1998, as compared to 55.7% for the prior fiscal year. Product margins improved due to the continued shift toward higher margin, higher pin count machines, increased sales from the introduction of new product offerings and on-going efforts to minimize product costs offset by decreasing product margins in ADS and GRS due to competitive pricing pressures.

Inventory turnover for the fiscal year ended January 3, 1998 decreased to 3.1 turns as compared to 3.3 turns for the comparable prior period. Inventory turnover decreased primarily as a result of carrying higher inventory levels in 1997 to reduce the time from shipment to delivery to customers.

Service gross margins as a percent of sales increased to 44.9% for the twelve months ended January 3, 1998 as compared to 43.9% for the prior fiscal year. Overall service margins improved due to a shift in the service mix towards more value-added services such as training, software support and applications programming primarily in the ADS segment.

Selling, general and administrative expenses increased for the twelve months ended January 3, 1998, to $68.4 million from $54.1 million in the prior fiscal year. As a percent of sales, selling, general and administrative expenses were 28.9% as compared to 29.4% for the comparable period in 1996. Selling expense increased due to the expansion of the sales force in its existing and new regions and incremental commission expense associated with the 31% increase in orders in 1997, as compared to 1996. Facility expenses increased as a result of the relocation of the corporate headquarters to Westford, Massachusetts in June of 1997, as well as the relocation of the European headquarters in Manchester, England in October of 1996. The increased costs were partially offset by a $0.9 million gain in the fourth quarter of 1997 for the settlement of a portion of the Company's U.S. defined benefit pension plan through the purchase of non-participating group annuity contracts for approximately one third of the plan's participants.

Research and development expenses increased for the twelve months ended January 3, 1998, to $19.9 million from $16.5 million in the prior fiscal year. As a percent of sales, research and development expenses were 8.4%, as compared to 9.0% for the prior fiscal year. In 1997, the three primary research and development projects were for the design of a GR Vision product (subsequently shut down in the third quarter of 1998), enhancements to the GRS suite of products and a redesign of the in-circuit test equipment operating systems. The Company capitalized $0.2 million and $1.2 million of software development costs for the fiscal years ended January 3, 1998 and December 28, 1996, respectively.

Operating income increased to $38.5 million for the twelve months ended January 3, 1998, from $25.9 million in the prior fiscal year. For the fiscal year ended January 3, 1998, operating profit was 21.6% in North America and 7.2% in Europe as compared to 24.4% and 3.9%, respectively, in the prior fiscal year. Operating margins are lower in the European sector as compared to North America primarily due to the combination of heavy price competition, lower margin machines being sold and additional European infrastructure costs required in order to support multiple languages and sites. The Company continues to support the European markets to maintain its status as a worldwide solution provider and is working to minimize costs through engineered cost reductions.

Interest expense was $0.8 million for the fiscal year ended January 3, 1998, as compared to $4.6 million for the prior fiscal year. Interest expense in 1997 related to a $12 million term loan entered into on June 26, 1997 for the purchase of furniture and fixtures for the Company's new corporate headquarters and manufacturing facilities in Westford, Massachusetts. During the prior fiscal year, interest expense of $3.1 million related to the Company's 7 1/4% convertible subordinated debentures and $0.5 million related to the credit facility. Additionally, the Company recorded $1.0 million of interest expense in the fourth quarter of 1996 to obtain a short-term financing facility, which was not utilized, for the redemption of all of its 7 1/4% convertible subordinated debentures and to replace its $15 million secured credit facilities with a $25 million unsecured credit facility.

Other net expense of $0.5 million for the fiscal year ended January 3, 1998 was primarily from foreign currency exchange losses. Other net income of $4.3 million for the fiscal year ended December 28, 1996 was primarily the result of a $4.0 million gain from the sale of property, plant and equipment, primarily generated from the sale of the Company's corporate headquarters and manufacturing facility in Concord, Massachusetts.

A net income tax benefit of $5.4 million was recorded in the first quarter of fiscal 1997 as compared to $2.5 million for the comparable period in 1996. The benefits represent reduction in the Company's valuation allowance for deferred taxes, which were recorded due to management's improved expectation of future income and expected utilization of the Company's domestic net operating loss carryforwards. Excluding the previously noted deferred income tax benefits, the income tax provisions was $1.9 million for the twelve months ended January 3, 1998, as a compared to $0.8 million for the prior fiscal year. At January 3, 1998, the Company had a net deferred tax asset of $61.0 million with a valuation allowance of $53.2 million.

As a result of the above, the Company reported net income of $41.3 million for the twelve months ended January 3, 1998, as compared to net income of $27.3 million for the comparable period in 1996.


Liquidity and Sources of Capital
Sources and uses of cash
Cash and cash equivalents at January 2, 1999 totaled approximately $13.0 million, compared to approximately $21.9 million at January 3, 1998. The Company's current ratio at January 2, 1999 decreased to 2.5 from 3.6 at January 3, 1998. Net cash provided by operating activities was $26.5 million during 1998, compared to $12.2 million in 1997 and $4.8 million in 1996.

The increase in net cash provided by operating activities during 1998 is primarily attributable to improved cash collections on accounts receivable, improved inventory management and the extended time over which certain of the Company's restructuring charges are to be paid (see Note 3 to the Company's consolidated financial statements included in Item 8 of this Annual Report on Form 10-K). Excluding accounts receivable acquired upon the acquisition of ICC, accounts receivable decreased approximately $10.1 million during 1998 compared to an approximate $24.9 million increase during 1997. This decrease is attributable to slightly lower revenue during 1998 compared to 1997 but, more specifically, improved cash collections on accounts receivable. Excluding the effects of unusual inventory write downs, inventory increased approximately $7.8 million compared to an approximate $10.2 million increase during 1997. The overall increase is attributable to continued maintenance of higher inventory levels to meet increasing customer demands for shorter delivery periods and a specific build up of inventory necessary to meet the demands of the Company's contract with Ford. The lower inventory increase in 1998 as compared to 1997 reflects management's increased focus on managing inventory levels throughout 1998. Offsetting these favorable effects on cash provided by operations during 1998 was a decrease in accounts payable reflecting the general timing of vendor and employee payments.

During the year ended January 2, 1999, the Company's accounts receivable turnover was approximately 3.8 times per year compared to approximately 4.4 times per year for the year ended January 3, 1998. The deterioration in accounts receivable turnover is attributable to customer demands for more favorable payment terms during 1998.

During 1998, net cash used in investing activities was $24.3 million, compared to $22.7 million in 1997 and $7.2 million in 1996. Capital expenditures totaled $15.2 million in 1998, $24.9 million in 1997 and $8.9 million in 1996. Cash used in the acquisition of subsidiaries totaled $4.2 million during 1998 compared to $0 in 1997. Cash used in the acquisition of certain intangible assets totaled $5.0 million during 1998 compared to $0 in 1997.

The decrease in capital expenditures during 1998 is due primarily to the relocation of the Company's corporate headquarters and manufacturing facilities to Westford, Massachusetts which was completed in 1997. During 1999, the Company expects to spend approximately $15.4 million on capital expenditures. A significant portion of this relates to the Company's new business system implementation. In 1998, the Company began efforts to implement SAP R/3(TM) ("SAP"), an enterprise resource planning system. At the end of 1998, the Company completed Phase I of this project with the successful implementation of certain modules of the SAP ERP system. During 1998, total capital expenditures related to the Company's SAP implementation totaled approximately $3.0 million. During 1999, the Company will embark on Phase II of this project, which will involve the implementation of certain other modules of SAP, including sales, manufacturing and distribution related modules. Total expenditures in 1999 are expected to approximate $6.0 million to $7.0 million. Thereafter, the Company expects to continue to incur certain capital expenditures related to the implementation of SAP, however such expenditures are expected to be significantly less than those made in 1998 and expected to be made in 1999.

Cash used in the acquisition of subsidiaries, net of cash acquired, of $4.2 million during 1998 represents approximately $3.0 million used in the acquisition of Valstar's MES business and approximately $1.8 million of direct acquisition costs related to both the acquisition of ICC and Valstar's MES business. Cash used in the acquisition of certain intangible assets of $5.0 million represents the costs of software capitalized in accordance with Statement of Financial Accounting Standards No. 86 as well as the direct purchase of certain intangible assets from third parties.

Net cash used in financing activities was $10.0 million in 1998 compared to cash provided by financing activities of $20.9 million in 1997 and $4.7 million in 1996. The change in cash provided by/used in financing activities during 1998 as compared to previous years is primarily attributable to the Company's stock repurchase plan as well as payments on long-term debt borrowings totaling $2.4 million in 1998 compared to $1.3 million in 1997 and the lack of borrowings on long-term debt in 1998 which provided $12.0 million in 1997. In addition, proceeds from issuance of common stock decreased to $7.3 million in 1998 compared to $9.4 million in 1997 and $6.1 million in 1996.


Stock repurchase program
During the second quarter of 1998, the Company commenced a stock repurchase program whereby the Company will purchase, in the open market, shares of its stock. The Company intends to buy back its stock at times when its market value presents opportunities to do so. The Company's stock repurchase plan is intended as a means to partially mitigate the dilutive impact of stock options and to provide an alternative investment for the Company's excess cash. The Plan has been funded entirely through operating cash flow, however, the Company may, if it considers it prudent, utilize its available credit facilities in connection with its stock repurchase program. Through January 2, 1999, the Company had utilized approximately $15.0 million to repurchase 1,012,000 shares of its common stock.


Credit facility
During 1998, the Company renegotiated its existing $25.0 million credit facility, increasing the amount of available credit to $50.0 million. The line, which requires the Company to maintain certain financial and operating covenants expires in July 2001. Borrowings on the line are payable on demand and bear interest, which is payable quarterly in arrears, at the lesser of the Bank's prime rate or LIBOR plus a range of from 0.75% to 1.50%, as determined from time to time by the Bank. Under the terms of the credit facility, the Company is required to pay a commitment fee on the unused portion of the line of from 0.25% to 0.50% of the total unused portion of the line dependent on the Company's operating performance. At January 2, 1999, no borrowings were outstanding under the line.


Summary
The Company's primary source of liquidity is internally generated funds. In 1999, the Company anticipates it will fund its working capital and capital expenditure requirements, make principal and interest payments on its borrowings and meet its cash obligations from internally generated funds and from its available credit facility. As the Company continues to invest in new product developments and enhancements to existing products, it expects research and development expenditures to continue at approximately the same percentage of sales as prior fiscal years.


Effects of Inflation and Foreign Exchange
Although the Company cannot accurately determine the precise effect of inflation on its operations, it does not believe inflation has had a material effect on its revenues or its results of operations. The Company attempts to mitigate inflationary cost increases by continuously improving manufacturing methods and technologies. Management does not expect inflation to have a significant impact on operations in the foreseeable future.

The Company maintains development, sales and support facilities in several locations worldwide, including, England, France, Germany, Switzerland, Singapore, and Mexico, among others. A significant amount of the Company's business is conducted with companies located in these and other countries and certain transactions may be denominated in currencies other than the US dollar. As a result, the Company may experience transaction gains and losses as a result of currency fluctuations. In order to minimize its exposure to loss from changes in foreign currency exchange rates, the Company mitigates its risk using foreign currency forward exchange contracts. The Company's currency risk mitigation strategies are designed to reduce the Company's vulnerability to certain foreign currency exchange exposures. In executing its strategies, the Company actively monitors foreign currency exchange rates and executes foreign currency forward exchange contracts, primarily with financial institutions. These contracts serve to offset the impact of actual foreign currency changes, e.g. if currency rates changed with respect to a certain transaction resulting in a loss to the Company, the forward contract would be structured to result in a gain, thereby minimizing the actual loss incurred, if any.

The Company may be subject to losses resulting from unanticipated changes in foreign currency exchange rates. The market factors that expose the Company in this regard include economic conditions in which the Company conducts business as well as the Company's ability to effectively and efficiently engage in foreign currency forward exchange contracts at competitive rates with financial institutions or others. The Company expects to continue these or similar practices in the future to the extent appropriate. Historically, actual results of the Company's foreign currency risk management procedures have been in line with management's expectations and have not resulted in significant gains or losses, however, there can be no assurance that these results will continue in the future.


Factors That May Affect Future Results
This Annual Report may contain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results of operations and future financial conditions may differ materially from those expressed in any such forward-looking statements as a result of many factors that may be beyond the Company's control. Factors that might cause such differences include, but are not limited to, those discussed below.

The Company has experienced and expects to continue to experience fluctuations in its results of operations, particularly on a quarterly basis. The Company's expense levels are based, in part, on expectations of future revenues. If revenue levels in a particular period do not meet expectations, due to the timing of the receipt of orders from customers, customer cancellations or delays of shipments, then operating results could be adversely impacted.

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


The Year 2000 Issue
Many computer systems and other equipment with embedded chips or processors use only two digits to represent the year. Consequently, they may be unable to process certain dates before, during and after the year 2000. As a result, entities are at risk for possible miscalculations or system failures causing disruptions in their operations. GenRad has and continues to evaluate its operations to assess modifications needed for this issue. A full time project manager position was established in 1998 to address the Year 2000 issue.

GenRad has a comprehensive worldwide program that is intended to identify and correct potential material problems related to the Year 2000 in its products, information systems, infrastructure and manufacturing facilities. The work plan established involves the following phases:



                                                                               Anticipated
            Phase                                  Status                    Completion Date
----------------------------------            --------------------           ------------------
Inventory GenRad products, assets,            First pass complete.           Planned for summer
facilities and manufacturing and                                             of 1999 as
business processes                                                           verification of
                                                                             first pass.  Final
                                                                             review scheduled
                                                                             for completion in
                                                                             Fall 1999.


Assess the risk associated                    First pass complete.           Planned for summer
with that inventory.                                                         of 1999 as
                                                                             verification of
                                                                             first pass. Final
                                                                             review scheduled
                                                                             for completion in
                                                                             Fall 1999.



Correct business systems impacted             On-going                       Fall 1999.
by Year 2000 issues.


Identify and communicate to                   On-going. Customers            Fall 1999.
customers those products that                 are identified as
will be Year 2000 compliant and               product assessments
that have no remediation path                 are completed.
and will not be Year 2000 compliant.


Test and document all of the                  On-going                       Fall 1999.
above that must be or are
represented to be compliant.

A number of inventory reviews have been completed and will continue to be updated in the future. Software and hardware, as well as tools to test, age and evaluate data, have been acquired, are being installed and are being utilized for the Year 2000 compliance work plan. Test plans for items identified as critical are either being deployed or currently being developed.

Prior to addressing the Year 2000 issue, GenRad had decided to replace all of its business system software. GenRad is replacing its worldwide business systems with systems that use programs primarily from SAP America, Inc. ("SAP"). SAP has advised GenRad that its programs are Year 2000 compliant. The financial system replacement was completed in the first quarter of 1999. The manufacturing, materials, order entry and service portions are scheduled for completion in the fourth quarter of 1999. As a contingency, the existing business systems have been corrected, tested, and determined to be Year 2000 compliant. Although the results have been tested, there can be no assurances that such systems will function as tested, if necessary, in the Year 2000.

With respect to GenRad products, the Company is in the process of designing and executing scripted tests that will determine the impact of the Year 2000 on each currently manufactured GenRad product. GenRad will treat any Year 2000 issue discovered during this process, if any, as an important product maintenance issue and will make reasonable efforts to provide available fixes to all worldwide GenRad customers. The on-going status of GenRad's Year 2000 compliance for each product it manufactures is posted on the Company's home page at the following web address: http://www.genrad.com.

GenRad has initiated formal communications with all significant external interfaces, including customers, banks and municipal agencies, and suppliers to determine the extent to which GenRad is vulnerable to third party failures to correct their own potential Year 2000 problems. GenRad's primary significant external interfaces include its external banking service providers and municipal agencies. The Company's banking service providers provide necessary service to the Company in the area of cash management. Certain municipal agencies in the municipalities in which GenRad operates provide necessary water and sewerage services to the Company. GenRad's formal communications with suppliers and other significant external interfaces have resulted in 57% of those contacted responding. As of the date of this report, the Company has not identified any suppliers or external interfaces which it believes critical to have a known Year 2000 compliance problem. GenRad's formal communications with customers have resulted in a 13% response rate of those contacted responding. A failure of any of these interfaces or suppliers to adequately address their Year 2000 issues could adversely affect the Company's operations. This communication process is on-going and is scheduled for completion by July of 1999.

Upon completion, the results in their entirety, will be evaluated in the context of GenRad's contingency plans. To date, GenRad has not identified any specific interfaces which it considers to place the Company at risk. However, no formal discussions have yet to occur with the municipalities in which GenRad operates as it pertains to local services such as water supply and sewerage services.

Costs incurred to date for the Year 2000 issue, primarily related to software corrections, are approximately $427,000 with estimated future costs of $458,000. The costs were and will continue to be funded through internally generated resources, without cannibalizing the Company's Information Technology budget or resources, and expensed as incurred in accordance with EITF 96-14, "Accounting For the Costs Associated with Modifying Computer Software for the Year 2000."

Management believes that Year 2000 issues will be addressed in a manner that will prevent such issues from having a material adverse effect on GenRad results of operations, financial position or cash flows. However, there can be no assurances that management will be successful in addressing all Year 2000 issues. If management is not, the Company's operating results and financial position could be materially and adversely impacted. In the worst case, although not anticipated or considered likely by GenRad management, the Company may not be able to operate manufacturing facilities or other support functions which would have a material adverse effect on the Company's financial position and results of operations for periods subsequent to 1999. Management believes that its contingency plans, which include the use of alternative manufacturing facilities currently available to the Company and business systems, which the Company currently utilizes, are adequate to mitigate the risk associated with the Company's worst case scenario.


The Introduction of the Euro
The Company is aware of and has developed systems designed to handle the introduction of the Euro as an effective currency in Europe. Although the Company believes the systems that have been implemented are sufficient for the Company to be able to process Euro denominated transactions, there can be no assurances that such systems will actually function as designed. If they do not so function, GenRad's financial results could be adversely affected. To date, the Company has not encountered any significant processing issues related to the introduction of the Euro. The introduction of the Euro has not materially affected the manner in which the Company conducts its operations, nor has it required the Company to alter any significant contracts with suppliers and/or financial institutions.


Other factors
Other factors which could impact future results are past and future acquisitions, strategic alliances, patent or product liability claims in excess of available insurance coverage, changes in the Company's effective tax rates, new regulatory requirements, political and economic changes, tariffs, trade restrictions, transportation delays, foreign currency fluctuations and inflation.

The Company disclaims any intent or obligation to update any forward-looking statements that may be included in this report. Additionally, there can be no assurance that other factors, not included above, could impact future results.


Impact of Recently Issued Accounting Pronouncements
Comprehensive Income
In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). This Statement requires disclosure of comprehensive income, as defined, and its components in interim and annual financial statements. Components of comprehensive income include any changes in equity during a period that are not the result of transactions with owners, including cumulative foreign currency translation adjustments and minimum pension liabilities, if any. The Company adopted SFAS 130 during 1998. The adoption of SFAS 130 pertains to disclosure only and, accordingly, had no impact on the Company's consolidated financial position or results of operations.

Segment Reporting
In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 requires an enterprise to report financial and descriptive information about its reportable operating segments. Operating segments are components that are reviewed regularly by a chief operating decision maker, as defined, in determining resource allocations and in assessing performance. SFAS 131 requires a business enterprise to report a measure of segment profit or loss, certain specific revenue and expense items (including interest, depreciation, and income taxes, if utilized by management), and segment assets if utilized by management in a decision making capacity. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company adopted SFAS 131 in the fourth quarter of 1998, as required. The adoption of SFAS 131 pertains to disclosure only and, accordingly, had no impact on the Company's consolidated financial position or results of operations.


Pension and Other Post-retirement Benefits
In February 1998, the FASB issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS 132"). SFAS 132 standardizes the disclosure requirements for pensions and other post-retirement benefits where practicable. The Company adopted SFAS 132 in the fourth quarter of 1998, as required. The adoption of SFAS 132 pertains to disclosure only and, accordingly, had no impact on the Company's consolidated financial position or results of operations.


Financial Instruments
On June 15, 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This Statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999 (January 1, 2000 for the Company) and requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company is currently determining the impact of the adoption of SFAS 133 to its operating results or financial position.


Item 8. Financial Statements and Supplementary Data

Management Report
Management is responsible for the preparation and integrity of the consolidated financial statements appearing in this Annual Report. The financial statements were prepared in conformity with generally accepted accounting principles. Management has included in the Company's financial statements, amounts that are based on estimates and judgement, which they believe are reasonable under the existing circumstances.

Management believes that its established accounting procedures and related systems of internal control provide reasonable assurance, at an appropriate cost/benefit relationship, that assets are safeguarded, that the books and records properly reflect all transactions, and the policies and procedures are implemented by qualified personnel.

Our independent accountants, PricewaterhouseCoopers LLP, have audited the consolidated financial statements. Their audit was conducted in accordance with generally accepted auditing standards and provides an independent opinion about the fair presentation of the consolidated financial statements. When performing their audit, PricewaterhouseCoopers LLP considers the Company's internal control structure to the extent they deem necessary to issue their opinion on the financial statements. The Board of Directors appoints the independent accountants; ratification of the appointment is solicited annually from the stockholders.

The Board of Directors, through its Audit Committee, consisting solely of independent directors of the Company, is responsible for reviewing and monitoring the Company's financial reporting and accounting practices. PricewaterhouseCoopers LLP has full and free access to the Audit Committee, and meets with the Committee, with and without the presence of management.

/s/Walter A. Shephard
---------------------

Walter A. Shephard
Vice President,
Chief Financial Officer and Secretary
January 24, 1999


Report of Independent Accountants

To the Board of Directors and Stockholders of GenRad, Inc.:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of stockholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of GenRad, Inc. and its subsidiaries at January 2, 1999 and January 3, 1998, and the results of their operations and their cash flows for each of the three years in the period ended January 2, 1999, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers LLP
------------------------------

PricewaterhouseCoopers LLP
Boston, Massachusetts
January 24, 1999, except for Notes 2
and 12 which are as of April 7, 1999.

                          GenRad, Inc. and Subsidiaries

Consolidated Statement of Operations

YEARS ENDED JANUARY 2, 1999, JANUARY 3, 1998, AND DECEMBER 28, 1996 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                           1998           1997          1996
SALES:
    SALES OF PRODUCTS                                  $159,290       $179,672      $133,228
    SALES OF SERVICES                                    65,499         57,089        50,317
                                                         ------         ------        ------

       TOTAL SALES                                      224,789        236,761       183,545

COST OF SALES:
    COST OF PRODUCTS                                     80,102         78,515        58,900
    COST OF SERVICES                                     38,775         31,482        28,237
                                                         ------         ------        ------
       TOTAL COST OF SALES                              118,877        109,997        87,137
                                                        -------        -------        ------

GROSS MARGIN                                            105,912        126,764        96,408

SELLING, GENERAL AND ADMINISTRATIVE                      69,838         68,376        54,061
RESEARCH AND DEVELOPMENT                                 18,962         19,902        16,491
ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT             10,097             --            --
RESTRUCTURING CHARGES                                     8,753             --            --
LOSS FROM IMPAIRMENT OF INTANGIBLE ASSETS                 4,906             --            --
ARBITRATION SETTLEMENT                                    7,650             --            --
                                                          -----         ------        ------

       TOTAL OPERATING EXPENSES                         120,206         88,278        70,552
                                                        -------         ------        ------

OPERATING INCOME (LOSS)                                 (14,294)        38,486        25,856

OTHER INCOME (EXPENSE):
    INTEREST INCOME                                         399            530           106
    INTEREST EXPENSE                                     (1,163)          (793)       (4,575)
    OTHER, NET                                             (541)          (477)        4,292
                                                          -----            ---         -----
       TOTAL OTHER EXPENSES                              (1,305)          (740)         (177)
                                                          -----            ---           ---

INCOME (LOSS) BEFORE INCOME TAXES                       (15,599)        37,746        25,679
INCOME TAX BENEFIT                                        6,531          3,549         1,656
                                                          -----          -----         -----

NET INCOME (LOSS)                                       $(9,068)       $41,295       $27,335
                                                        =======        =======       =======


NET INCOME (LOSS) PER COMMON AND
COMMON EQUIVALENT SHARE:
    BASIC                                                $(0.32)         $1.54         $1.22
                                                         ======          =====         =====


    DILUTED                                              $(0.32)         $1.43         $1.11
                                                         ======          =====         =====


WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT SHARES
   USED IN COMPUTING PER SHARE AMOUNTS:
    BASIC                                                28,003         26,814        22,488
                                                         ======         ======        ======

    DILUTED                                              28,003         28,788        27,484
                                                         ======         ======        ======

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                              FINANCIAL STATEMENTS.

                          GenRad, Inc. and Subsidiaries

Consolidated Balance Sheet


JANUARY 2, 1999 AND JANUARY 3, 1998 (IN THOUSANDS)
--------------------------------------------------

                                                               1998       1997
                                                               ----       ----
ASSETS
CURRENT ASSETS:
    CASH AND CASH EQUIVALENTS                                 $12,998    $21,883
    ACCOUNTS RECEIVABLE, LESS ALLOWANCES OF $1,538
       AND $1,127                                              65,490     73,006
    INVENTORIES                                                32,989     29,896
    OTHER CURRENT ASSETS                                        7,119      4,194
                                                                -----      -----

       TOTAL CURRENT ASSETS                                   118,596    128,979
                                                              -------    -------

PROPERTY, PLANT AND EQUIPMENT, NET                             37,269     33,479
DEFERRED TAX ASSET                                             15,368      7,868
INTANGIBLE ASSETS                                              35,744      7,107
OTHER ASSETS                                                    1,248      1,524
                                                                -----      -----

                                                             $208,225   $178,957
                                                             ========   ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    TRADE ACCOUNTS PAYABLE                                    $10,299    $12,730
    ACCRUED LIABILITIES                                        19,786      6,386
    DEFERRED REVENUE                                            6,789      6,059
    ACCRUED COMPENSATION AND EMPLOYEE BENEFITS                  6,844      6,884
    ACCRUED INCOME TAXES                                          620      1,029
    CURRENT PORTION OF LONG-TERM DEBT                           2,425      2,434
                                                                -----      -----

       TOTAL CURRENT LIABILITIES                               46,763     35,522
                                                               ------     ------

LONG-TERM LIABILITIES:
    LONG-TERM DEBT                                              6,062      8,519
    ACCRUED PENSIONS AND BENEFITS                              11,488     11,239
    FUTURE LEASE COSTS OF UNUSED FACILITIES                     3,854      4,106
    DEFERRED REVENUE                                              962        374
    OTHER LONG-TERM LIABILITIES                                 5,065      4,184
                                                                -----      -----

       TOTAL LONG-TERM LIABILITIES                             27,431     28,422
                                                               ------     ------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
    COMMON STOCK, $1 PAR VALUE, 60,000,000 SHARES AUTHORIZED;
       29,176,000 AND 27,349,000 ISSUED AND OUTSTANDING
       AT JANUARY 2, 1999 AND JANUARY 3, 1998, RESPECTIVELY    29,176     27,349
    ADDITIONAL PAID-IN CAPITAL                                214,227    172,026
    TREASURY STOCK, 1,012,000 SHARES AT JANUARY 2, 1999       (14,958)        --
    ACCUMULATED DEFICIT                                       (91,560)   (82,492)
    ACCUMULATED OTHER COMPREHENSIVE INCOME                     (2,854)    (1,870)
                                                               ------     ------

TOTAL STOCKHOLDERS' EQUITY                                    134,031    115,013
                                                              -------    -------

                                                             $208,225   $178,957
                                                             ========   ========

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                              FINANCIAL STATEMENTS.

                          GenRad, Inc. and Subsidiaries

Consolidated Statement of Stockholders' Equity (Deficit)

YEARS ENDED JANUARY 2, 1999, JANUARY 3, 1998, AND DECEMBER 28, 1996
(IN THOUSANDS)
--------------


                                                                                                                          TOTAL
                                                                                                         ACCUMULATED      STOCK-
                                                                ADDITIONAL                                  OTHER         HOLDERS'
                                                 COMMON           PAID-IN     TREASURY     ACCUMULATED   COMPREHENSIVE    EQUITY
                                                  STOCK           CAPITAL       STOCK         DEFICIT    INCOME (LOSS)    (DEFICIT)
                                                 ------         ----------    --------     -----------   -------------    ---------

BALANCE AT DECEMBER 30, 1995                    $21,232         $109,436    $     --        $(151,122)     $(2,784)     $(23,238)
NET INCOME                                           --               --          --           27,335           --        27,335
CURRENCY TRANSLATION ADJUSTMENT                      --               --          --               --        1,104         1,104
                                                                                                                          ------
   COMPREHENSIVE INCOME                                                                                                   28,439
STOCK ISSUED UNDER EMPLOYEE STOCK PLANS           1,256            4,835          --               --           --         6,091
STOCK ISSUED IN CONNECTION WITH
  COMPANY ACQUISITIONS                              108            1,972          --               --           --         2,080
CONVERSION OF 7-1/4% CONVERTIBLE DEBENTURES       3,452           46,856          --               --           --        50,308
                                                  -----           ------        ----             ----         ----        ------

BALANCE AT DECEMBER 28, 1996                    $26,048         $163,099    $     --        $(123,787)     $(1,680)     $ 63,680
NET INCOME                                           --               --          --           41,295           --        41,295
CURRENCY TRANSLATION ADJUSTMENT                      --               --          --               --         (190)         (190)
                                                                                                                          ------
   COMPREHENSIVE INCOME                                                                                                   41,105
STOCK ISSUED UNDER EMPLOYEE STOCK PLANS           1,301            8,121          --               --           --         9,422
TAX BENEFIT OF STOCK OPTIONS                         --              806          --               --           --           806
                                                  -----              ---        ----             ----         ----           ---

BALANCE AT JANUARY 3, 1998                      $27,349         $172,026    $     --        $ (82,492)     $(1,870)     $115,013
NET LOSS                                             --               --         --            (9,068)          --        (9,068)
CURRENCY TRANSLATION ADJUSTMENT                      --               --         --                --         (984)         (984)
                                                                                                                        --------
   COMPREHENSIVE LOSS                                                                                                    (10,052)
STOCK ISSUED UNDER EMPLOYEE STOCK PLANS             589            6,683          --               --           --         7,272
TREASURY STOCK PURCHASES                             --                      (14,958)              --           --       (14,958)
SHARES ISSUED UPON ACQUISITION OF ICC             1,238           35,358          --               --           --        36,596
TAX BENEFIT OF STOCK OPTIONS                         --              160          --               --           --           160
                                                -------         --------    --------        ---------      -------      --------

BALANCE AT JANUARY 2, 1999                      $29,176         $214,227    $(14,958)       $ (91,560)     $(2,854)     $134,031
                                                =======         ========    ========        =========      =======      ========

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                              FINANCIAL STATEMENTS.

                          GenRad, Inc. and Subsidiaries

Consolidated Statement of Cash Flows

YEARS ENDED JANUARY 2, 1999, JANUARY 3, 1998, AND DECEMBER 28, 1996
(IN THOUSANDS)
--------------


                                                                       1998        1997          1996
OPERATING ACTIVITIES:
    NET INCOME (LOSS)                                               $ (9,068)     $41,295       $27,335
    ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO
      NET CASH PROVIDED BY OPERATING ACTIVITIES:
      DEPRECIATION AND AMORTIZATION                                   15,312        9,250         6,825
      LOSS (GAIN) ON DISPOSITION OF
         PROPERTY, PLANT AND EQUIPMENT                                   517          265        (4,034)
      DEFERRED TAX BENEFIT                                            (7,500)      (5,388)       (2,480)
      PAYMENT FOR LEASE COSTS OF EXCESS FACILITIES, NET                 (985)        (843)       (1,671)
      ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT                     8,420           --            --
      LOSS FROM IMPAIRMENT OF INTANGIBLE ASSETS                        4,906           --            --
      RESTRUCTURING AND NON-RECURRING CHARGES                          6,385           --            --
      (DECREASE) INCREASE RESULTING FROM
         CHANGES IN OPERATING ASSETS AND LIABILITIES:
              ACCOUNTS RECEIVABLE                                     10,056      (24,941)       (3,845)
              INVENTORIES                                             (7,787)     (10,185)       (4,211)
              OTHER CURRENT ASSETS                                    (2,853)         173        (1,373)
              TRADE ACCOUNTS PAYABLE                                  (2,951)       5,689        (1,375)
              ACCRUED LIABILITIES                                     13,547       (2,305)       (7,692)
              ACCRUED COMPENSATION AND EMPLOYEE BENEFITS                 (68)        (600)       (2,930)
              ACCRUED INCOME TAXES                                      (623)        (474)          775
              OTHER, NET                                                (853)         221          (485)
                                                                        -----         ---          -----

        NET CASH PROVIDED BY OPERATING ACTIVITIES                     26,455       12,157         4,839

INVESTING ACTIVITIES:
    PURCHASES OF PROPERTY, PLANT AND EQUIPMENT                       (15,157)     (24,879)       (8,947)
    PURCHASE OF SUBSIDIARIES                                          (4,178)          --        (4,989)
    PURCHASE OF INTANGIBLES                                           (4,968)          --            --
    PROCEEDS FROM SALE OF PROPERTY, PLANT AND EQUIPMENT                   --        2,175         6,769
                                                                      ------        -----         -----

      NET CASH USED IN INVESTING ACTIVITIES                          (24,303)     (22,704)       (7,167)

FINANCING ACTIVITIES:
    PROCEEDS FROM ISSUANCE OF DEBT                                        --       12,009            --
    REPAYMENT OF DEBT                                                 (2,433)      (1,337)         (642)
    NET CHANGE IN REVOLVING LINE OF CREDIT                                --           --          (729)
    PROCEEDS FROM EMPLOYEE STOCK PLANS                                 7,272        9,423         6,091
    PURCHASE OF TREASURY STOCK                                       (14,958)
    TAX BENEFIT FROM EXERCISE OF STOCK OPTIONS                           160          806            --
                                                                         ---        -----         -----

      NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES             (9,959)      20,901         4,720
                                                                      ------       ------         -----

EFFECTS OF EXCHANGE RATES ON CASH                                     (1,078)         972          (899)
                                                                      ------          ---          ----

(DECREASE) INCREASE IN CASH AND EQUIVALENTS                           (8,885)      11,326         1,493
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                        21,883       10,557         9,064
                                                                      ------       ------         -----

CASH AND CASH EQUIVALENTS AT END OF YEAR                             $12,998      $21,883       $10,557
                                                                     =======      =======       =======

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:

Stock issued in association with the Company's acquisition of Industrial Computer Corporation in 1998 totaled approximately $36.6 million.

Assets acquired and liabilities assumed upon acquisition of Industrial Computer
Corporation:

          Accounts receivable                      $ 2,893
          Other current assets                          71
          Property and equipment                       341
          Other assets, net                             83
          Accounts payable                             498
          Accrued liabilities                        1,272
          Accrued compensation and benefits             59
          Accrued income taxes                         139
          Other long-term liabilities                2,370

In conjunction with the purchase of TTA in 1996, the Company recorded a minimum future obligation of $2.0 million which was classified as accrued liabilities and other long-term liabilities.

Stock issued in association with the Company's acquisitions in 1996 increased total stockholders' equity by $2.1 million.

The net carrying amount of convertible debt, including unamortized debt issue costs and accrued interest, which converted to equity in 1996, was $50.3 million.

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                              FINANCIAL STATEMENTS.

                          GenRad, Inc. and Subsidiaries

Notes to Consolidated Financial Statements for the Years ended January 2, 1999, January 3, 1998, and December 28, 1996

Note 1: Description of the Business and Summary of Significant of Significant Accounting Policies

Description of the Business
GenRad, Inc. ("GenRad" or "the Company"), which commenced operations in 1915, is a leading global manufacturing solutions company. GenRad designs, manufactures and markets integrated hardware and software solutions that enable the successful manufacture, test and service for microprocessors and other electronic devices and components. The Company operates primarily in the United States, western Europe and Southeast Asia through its three business segments, Electronic Manufacturing Solutions ("EMS"), Advanced Diagnostic Solutions ("ADS") and GR Software ("GRS").

Principles of Consolidation and Fiscal Year
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated. The Company's fiscal year ends on the Saturday nearest December 31. Fiscal year 1998 ("1998"), which ended on January 2, 1999, includes 52 weeks, whereas fiscal year 1997 ("1997"), which ended on January 3, 1998, included 53 weeks and fiscal year 1996 ("1996"), which ended on December 28, 1996, included 52 weeks.

Accounting Estimates
The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses at and during the reporting periods covered by these consolidated financial statements. Actual results could differ from those estimates.

Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with original or remaining maturities of three months or less to be cash equivalents.

Inventory Valuation
Inventories include material, labor and overhead and are stated at the lower of cost (first-in, first-out method) or market.

Property, Plant and Equipment
Property, plant and equipment is stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets, generally 3 to 15 years for buildings and improvements, 3 to 8 years for machinery and equipment and purchased and internal-use software, and 5 to 7 years for service parts.

Intangible Assets
Goodwill, representing the excess of the purchase price over the fair value of the net assets of acquired entities, is amortized on a straight-line basis over the period of expected benefit, generally ten years. Accumulated amortization on goodwill totaled approximately $1.4 million at January 2, 1999 and approximately $1.2 million at January 3, 1998.

The Company capitalizes certain computer software development costs once technological feasibility is established in accordance with Statement of Financial Accounting Standards No. 86, "Costs of Computer Software to be Sold, Leased or Otherwise Marketed." Capitalized computer software costs are amortized over the economic lives of the related products, generally three years, beginning when the product is available for general release to customers. Computer software costs capitalized totaled approximately $4.9 million during 1998, $0.2 million during 1997 and $1.2 million during 1996. Accumulated amortization totaled approximately $1.9 million at January 2, 1999 and $0.7 million at January 3, 1998. Amortization expense totaled approximately $1.2 million in 1998, $0.7 million in 1997 and $0.0 in 1996.

Intangible assets also includes the cost of patents and trademarks acquired, which are amortized on a straight-line basis over their estimated useful lives, generally three to five years.

The Company records impairment losses on long-lived assets to be held and used or to be disposed of when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the asset's carrying amount.

Deferred Revenue
Deferred revenue consists of pre-payments on service contracts to be earned in the future on noncancelable agreements existing at the balance sheet date.

Treasury Stock
Treasury stock is accounted for utilizing the cost method.


Revenue Recognition
Revenue from product sales is generally recognized upon delivery, provided there are no remaining obligations to the Company and collectibility of the related receivable is probable. Revenue from service contracts is recognized over the contractual period either as services are performed for time and materials priced service contracts or using a percentage-of-completion methodology for fixed price service contracts.


Income Taxes
The Company records income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and the tax effect of net operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.


Concentrations of Credit Risk
The Company performs ongoing credit evaluations of its customers' financial conditions and generally does not require collateral on accounts receivable. The Company maintains allowances for credit losses and such losses have been within management's expectations.


Financial Instruments
The recorded amounts of financial instruments, including cash equivalents, receivables, inventories, accounts payable, accrued liabilities and deferred revenues, approximate their fair market values as of January 2, 1999. The carrying value of long-term debt generally approximates its fair value as such debt carries a variable rate which is tied to market rates of interest.


Stock-Based Compensation
Statement of Financial Accounting Standards No. 123 ("SFAS 123") requires that companies either recognize compensation expense for grants of stock, stock options, and other equity instruments based on fair value, or provide pro forma disclosure of net income (loss) and earnings (loss) per share in the notes to the financial statements. The Company applies APB Opinion 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized under SFAS 123 for the Company's stock option plans, and footnote disclosure is provided in Note 8.


Net Income Per Common and Common Equivalent Share
In February 1997, Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128), was issued which supercedes the old methodology for calculation of EPS, as promulgated under APB Opinion No. 15. The new Standard simplifies the existing computational guidelines, revises the disclosure requirements and increases the comparability of EPS data on an international basis. SFAS No. 128 requires presentation of "basic" earnings per share (which excludes dilution as a result of unexercised stock options and convertible subordinated debentures) and "diluted" earnings per share. The Statement was adopted in fiscal 1997 and all prior periods were retroactively restated. Earnings per share was calculated in accordance with SFAS No. 128 for the 1998, 1997 and 1996 as follows (in thousands, except per share amounts):


                                                     1998                            1997                          1996
                                         ----------------------------     ---------------------------   ---------------------------
                                                                PER                             PER                           PER
                                                               SHARE                           SHARE                         SHARE
                                         INCOME      SHARES    AMOUNT     INCOME     SHARES    AMOUNT   INCOME     SHARES    AMOUNT
                                         ------      ------    ------     ------     ------    ------   ------     ------    ------
BASIC:
INCOME AVAILABLE TO
   COMMON STOCKHOLDERS                  $ (9,068)    28,003    $(0.32)    $41,295    26,814    $1.54    $27,335    22,488     $1.22

EFFECT OF DILUTIVE SECURITIES:
ASSUMED CONVERSION OF 7-1/4%
   CONVERTIBLE SUBORDINATED
     DEBENTURES                               --         --                    --                         3,131     2,981

ASSUMED EXERCISE OF STOCK OPTIONS             --         --                    --     1,974               2,015        --
                                            ----       ----                 -----     -----               -----    ------

DILUTED:
INCOME AVAILABLE TO COMMON
   STOCKHOLDERS AND ASSUMED
     CONVERSIONS                        $ (9,068)    28,003    $(0.32)    $41,295    28,788    $1.43    $30,466    27,484      $1.11
                                        ========     ======    ======     =======    ======    =====    =======    ======      =====

Foreign Currency
The local currency is the functional currency (primary currency in which business is conducted) for the Company's subsidiaries with the exception of the Company's Mexican subsidiary whose functional currency is the U.S. dollar. All balance sheet accounts of foreign subsidiaries are translated at the current exchange rates and statement of operations items are translated at the average exchange rates during the year. Resulting translation adjustments are made directly to a separate component of stockholders' equity (deficit), accumulated other comprehensive income (loss). The effect of foreign currency transaction gains and losses, included in the determination of 1998, 1997 and 1996 results of operations, was not significant.


Reclassifications
Certain prior year balances have been reclassified to conform to the current year presentation.


Comprehensive Income
Comprehensive income includes the effect of changes in equity not resulting from transactions with owners, including foreign currency translation adjustments, which have no income tax impact to the Company.


Note 2: Acquisitions

Industrial Computer Corporation
On April 7, 1998, GenRad acquired all of the then outstanding common shares of Industrial Computer Corporation ("ICC"), a software company providing real-time manufacturing execution systems to electronics manufacturers. ICC was established in 1980 and is located in Atlanta, Georgia. The transaction was accounted for as a purchase, and accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values. In connection with the acquisition of ICC, 1,237,917 shares of GenRad's common stock were issued for all of the then outstanding shares of ICC in a tax-free reorganization. The total consideration for the acquisition of ICC totaled approximately $36.6 million. Direct costs of the acquisition totaled approximately $1.6 million and consisted primarily of legal fees, accounting fees and broker fees. The results of ICC are included in the 1998 financial statements beginning from the date of purchase.

The purchase price was allocated to the tangible and intangible assets of ICC as follows:

  Acquired in-process research and development                       $  8,420
  Goodwill                                                             16,982
  Developed technology                                                 11,370
  Assembled workforce                                                   1,280
  Tradename                                                               408
  Assets, primarily accounts receivable and property and equipment      3,954
  Liabilities assumed                                                  (4,215)
                                                                     --------
                                                                     $ 38,199
                                                                     ========


The Securities and Exchange Commission ("SEC") has recently issued guidance related to the valuation of acquired in-process research and development as set forth in its letter dated September 9, 1998 from the Chief Accountant of the SEC to the American Institute of Certified Public Accountants. The Company has corresponded with the staff of the SEC ("the Staff") concerning the application of the methodology to the valuation of the incomplete technology and other intangible assets and has implemented the methodology. As a result of the application of the valuation methodology the purchase price was allocated to acquired in-process research and development, developed technology, assembled workforce and tradename. The Company has restated its originally filed Form 10-Q filings for its second and third quarters of fiscal 1998 to using this methodology.

The valuation of acquired in-process research and development was based on management's projections of the after tax net cash flows attributable to the acquired in-process research and development. Specifically, the valuation considers the following: (i) a fair market value premise; (ii) comprehensive due diligence concerning all potential intangible assets including trademarks and tradenames, patents, copyrights, non-compete agreements, assembled workforce and customer relationships and sales channel relationships; (iii) the value contribution of core technology to the acquired in-process technology, with a view toward ensuring the relative allocations to core technology and acquired in-process research and development were consistent with the relative contributions of each to the final product; and (iv) the calculation used to determine the value allocated to acquired in-process research and development considered only the efforts completed as of the transaction date and only the cash flow associated with said completed efforts for one generation of the product development efforts in-process at the acquisition date. The charge for acquired in-process research and development relates to one development project in process at the date of the acquisition that had not reached technological feasibility, had no alternative future use, and for which ultimate successful development was uncertain. The conclusion that the development efforts in-process, or any material sub-component, had no alternative future use was reached in consultation with engineering personnel from ICC as well as the Company's valuation advisors.

The in-process project consists of the development of ICC's existing UNIX based product using an object oriented design and standard programming language which will provide users of the product the ability to use ICC's Shop Floor Data Manager (TM) ("SFDM") product on varied operating platforms. The primary project tasks open at the time of acquisition included completion of the design of certain modules, or objects, which will house the program code, completion of program code written in the new language and preliminary quality assurance and testing of the product. At the time of acquisition, additional development remained on all tasks (management estimated that the project was approximately 69% complete) and costs to complete were estimated to total approximately $928,000. At the time of the acquisition, management believed that the product being developed would become available for sale late in fiscal 1999. GenRad will begin to benefit from the acquired in-process research and development once completed product is sold. Failure to reach successful completion of this project may result in impairment of the associated capitalized intangible assets, i.e. goodwill and developed technology, and/or may require the Company to accelerate the time period over which the intangibles are being amortized, which may have a material adverse effect on the Company's results of operations and financial condition.

Significant assumptions used to determine the value of the acquired in-process research and development included several factors. The first was a forecast of net cash flows that were expected to result from the in-process development effort using projections prepared by ICC management, portions of which (1998 and 1999) were provided to GenRad's Board of Directors. Net cash flow projections included projected revenue growth and trends in profit margins and selling, general and administrative expense that were consistent with recent historical trends prior to the acquisition. Second, a percentage complete of 69% for the project estimated by considering the costs invested to date relative to the expected total cost of the development effort, supported by the amount of technological progress completed as of the transaction date relative to the overall technological achievements required to achieve the intended functionality of the eventual product. The technological issues were addressed primarily by engineering representatives from ICC along with the Company's independent valuation advisors. Third, a 24% discount rate, which represents a rate equivalent to that which would be employed in a fair value analysis, i.e., one that considers all cash flows associated with the project and resulting product, and therefore represents a blended rate of all the risks associated with the product. Lastly, a core technology charge reflected as one third of after tax net income related to the in-process project was utilized. This rate represents an amount that the Company would be required to pay in royalties assuming it had licensed the products expected to be derived from the acquired in-process development efforts.

As of January 2, 1999, the technological feasibility of the project had not yet been reached and no significant departures from the assumptions included in the valuation analysis have occurred.

The following unaudited pro forma financial information presents the combined results of operations of GenRad and ICC as if the acquisition had occurred at the beginning of 1998 and 1997, respectively, after giving effect to the amortization of goodwill and other intangible assets but excluding the effects of the charge for acquired in-process research and development. The per share impact of the acquired in-process research and development charge totals $(0.30) and (0.28) per share for 1998 and 1997, respectively. This unaudited pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the results of operations that actually would have been realized had the Company and ICC been a combined company during the specified periods. Additionally, they are not indicative of the results of future combined operations.


                                   1998            1997
       Revenues                  $227,637        $246,844
       Net income (loss)         $ (1,634)       $ 37,294
       Earnings per share:
              Basic              $  (0.06)       $   1.33
              Diluted            $  (0.06)       $   1.24

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

The transaction was accounted for as a purchase, and accordingly, the purchase price was allocated to the intangible assets acquired based on their respective fair values. The purchase price was allocated to the intangible assets of Valstar's MES business as follows (in thousands):


        Goodwill                                 $2,100
        Customer lists                              900
        Employment contracts                        200
                                               --------
                                                 $3,200
                                               ========


Test Technology Associates, Inc. ("TTA") and Testware, Inc. ("Testware")
On January 16, 1996 and November 8, 1996, respectively, the Company acquired TTA and Testware. These companies provide custom test programming, test fixture integration and other value-added services to manufacturers and users of electronic products.

The acquisition of TTA was for cash and the acquisition of Testware was for cash and 79,862 shares of the Company's Common Stock. Both acquisitions were accounted for by the purchase method of accounting. Pro forma results of operations have not been presented because the effects of the acquisitions were not significant. The results of TTA and Testware are included in the 1996 financial statements beginning from the date of purchase. The excess purchase price over the net assets acquired was recorded as goodwill. In 1998, the Company recorded an approximate $4.9 million impairment loss related to intangible assets acquired upon the acquisition of TTA, Testware and Field Oriented Engineering, AG, see Note 3.

In conjunction with the purchase of TTA, the Company agreed to pay to the sellers for each of fiscal years 1996 through 1999 the greater of $0.5 million per year, or fifty percent of TTA's profit before taxes in excess of $0.3 million for the respective years. The minimum obligation of $2.0 million was recorded at the date of acquisition. At January 2, 1999 the total remaining obligation was $1.0 million, with $0.5 million classified as accrued liabilities and $0.5 million classified as other long-term liabilities.


Mitron Corporation ("Mitron")
On June 20, 1996, GenRad, Inc. acquired Mitron. Mitron is a developer of an integrated family of software applications, tools and services for electronics manufacturing including its CIMBridge(R) software applications. The products enable users to generate and collect electronics manufacturing data to achieve greater control, shorten time-to-market and lower costs.

In connection with the acquisition, the Company issued approximately 1,196,127 shares of GenRad Common Stock in exchange for all outstanding shares of Mitron common stock. The acquisition was accounted for as a pooling of interests, and accordingly, the consolidated financial statements and all financial data contained herein have been restated to include the accounts of Mitron for all periods presented. Financial results for each of the previously separate companies have not been presented because the effects of the acquisition were not significant. Merger costs were insignificant and were expensed in the second quarter of 1996.


Field Oriented Electronics, AG ("FOE AG")
On August 14, 1996, GenRad acquired certain assets of FOE AG, consisting primarily of the software program known as TRACS(R) III, which had been and is now sold to electronic manufacturing systems customers. In close collaboration with GenRad, FOE AG developed TRACS(R) III which provides manufacturers of electronic products real-time data collection, analysis and reporting for improved manufacturing process control and paperless repair.

The acquisition was accounted for by the purchase method of accounting. Pro forma results of operations have not been presented because the effects of the acquisition were not significant. The purchase price paid by GenRad in connection with the acquisition of certain assets consisted of shares of GenRad Common Stock and cash. The excess purchase price over the net assets acquired was recorded as goodwill. In 1998, the Company recorded an approximate $4.9 million impairment loss related to intangible assets acquired upon the acquisition of TTA, Testware and FOE, AG, see Note 3.

Note 3: Restructuring, Impairment and Other Charges

During the quarters ended July 4, 1998 ("second quarter") and October 3, 1998 ("third quarter"), respectively, the Company recorded certain restructuring and other charges totaling approximately $9.8 million and $10.4 million, respectively. Total charges are summarized as follows (in thousands).



                                                 Second      Third
                                                 Quarter     Quarter     Total
                                                ---------------------------------
 Impairment loss                                 $4,900            -     $ 4,900
 Acquired in-process diagnostic software          1,700            -       1,700
 Restructuring  and other  charges                3,200       10,400      13,600
                                                  -------------------------------
                                                 $9,800       10,400     $20,200
                                                 ===============================

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

The historical financial performance of these entities has continued to be less than anticipated and the businesses have been negatively impacted by the recent decline in the in-circuit test market. Due to these factors as well as certain management changes during the second quarter of 1998, the Company prepared revised projections of future operating cash flows relating to these businesses, which indicated that the businesses would not generate sufficient operating cash flows to realize the carrying value of the intangible assets. This analysis was performed in accordance with the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Assets to be Disposed Of." As a result, a $4.9 million impairment loss, representing the net book value of goodwill, was recorded during the second quarter of 1998 and is included in the accompanying statement of operations.

Acquired in-process diagnostic software
On July 2, 1998, the Company acquired the rights to certain diagnostic software for which technological feasibility had not been established. The Company plans to use acquired technology in the development and diagnosis of increasingly complex mechatronic systems, particularly in vehicle systems. At the time of the acquisition, the acquired technology had not yet reached technological feasibility, had no alternative future uses and, accordingly, the entire purchase price was expensed. The total of $1.7 million is included in acquired in-process research and development in the accompanying consolidated financial statements.

Restructuring and other non-recurring charges
During the second and third quarters of 1998, the Company restructured its operations, which resulted in a workforce reduction of approximately 230 manufacturing and general and administrative employees or 15% of the Company's workforce. In accordance with EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits, and Other Costs to Exit an Activity," the Company recorded a charge for restructuring totaling approximately $6.8 million for severance costs and post-employment benefits ($5.2 million), write-offs of certain fixed assets which will no longer be utilized ($1.0 million) and for the termination fees of certain equipment and real estate leases ($0.6 million).

During the third quarter of 1998, the Company ceased its manufacturing operations at its Manchester, UK facility. Inventory related to the manufacture of certain ADS products and the cessation of ADS' contract manufacturing business totaling $3.5 million was charged to cost of products. In addition, restructuring charges totaling approximately $0.5 million were recorded related to a workforce reduction of approximately 20 people and certain fixed assets which will no longer be utilized and will be disposed of in 1999.

During the third quarter, the Company completed an in depth analysis of the hardware portion of the Vision product line resulting in a decision to exit this business. This decision was based upon the following: (i) the market for Vision equipment in PCB manufacturing was not as large as had been previously estimated, and (ii) the continued research and development investment required for the existing Vision product was not warranted given the resizing of the Vision market. Exiting the Vision hardware product line resulted in charges totaling $2.8 million related to fixed assets which will no longer be utilized and were disposed of in 1998 and certain excess inventory, inventory purchase commitments and prepaid royalties. Of the total of $2.8 million, $1.4 million is recorded in costs of products and $1.4 million is recorded as restructuring charges in the accompanying consolidated financial statements.

As of January 2, 1999, the Company had made cash payments totaling approximately $5.4 million related to restructuring charges recorded in 1998. The Company expects to make cash payments on the approximate $3.5 million balance of restructuring charges accrued during 1999 with approximately $1.6 million anticipated in the first quarter of 1999, approximately $1.4 million in the second quarter of 1999 and the balance of approximately $0.5 million over the remainder of 1999.


Future lease costs of unused facilities
The Company had excess facility reserves of $4.2 million and $4.9 million at January 2, 1999 and January 3, 1998, respectively. The excess facilities reserves were provided for two buildings: one in Milpitas, California with a lease expiration of March 1998 and the other in Maidenhead, England with a lease expiration date of 2013. The Milpitas, California building had been partially subleased through March 1998, and the Maidenhead building has been subleased through March 2001. As the Company continues to renegotiate leasing arrangements, the utilization of excess facilities reserves and related cash outflows may differ from the present estimates.


Note 4: Details of Financial Statement Balances (in thousands)



                                                       1998                 1997
CASH AND EQUIVALENTS:
     CASH                                            $8,859               $5,118
     MONEY MARKET                                     4,139               11,365
     LOAN PARTICIPATIONS                                 --                5,400
                                                     ------               ------

                                                    $12,998              $21,883
                                                    =======              =======

INVENTORIES:
     RAW MATERIALS                                  $10,316              $18,378
     WORK IN PROCESS                                 13,880                8,355
     FINISHED GOODS                                   8,793                3,163
                                                      -----                -----

                                                    $32,989              $29,896
                                                    =======              =======

OTHER CURRENT ASSETS:
     RECEIVABLE FROM INSURANCE COMPANY               $4,000                   --
     OTHER CURRENT ASSETS                             3,119                4,194
                                                      -----                -----
                                                     $7,119                4,194
                                                      =====                =====


PROPERTY, PLANT AND EQUIPMENT:
     BUILDINGS AND LEASEHOLD IMPROVEMENTS           $13,932              $14,612
     MACHINERY AND EQUIPMENT                         48,250               56,259
     SERVICE PARTS                                   12,856               12,757
                                                     ------               ------

                                                     75,038               83,628
     ACCUMULATED DEPRECIATION AND AMORTIZATION      (37,769)             (50,149)
                                                    -------              -------

                                                    $37,269              $33,479
                                                    =======              =======


INTANGIBLE ASSETS:
     GOODWILL                                       $19,189               $6,029
     CAPITALIZED AND PURCHASED COMPUTER SOFTWARE      6,487                2,374
     DEVELOPED TECHNOLOGY                            11,370                   --
     ASSEMBLED WORKFORCE                              1,280                   --
     OTHER INTANGIBLE ASSETS                          3,054                1,534
                                                      -----                -----

                                                     41,380                9,937
     ACCUMULATED AMORTIZATION                        (5,636)              (2,830)
                                                     ------               ------

                                                    $35,744               $7,107
                                                    =======               ======


ACCRUED LIABILITIES:
     LEASE COSTS OF UNUSED FACILITIES               $   330               $1,315
     RESTRUCTURING RESERVES                           3,222                   --
     OTHER ACCRUED LIABILITIES                        4,850                5,071
     ACCRUED ARBITRATION SETTLEMENT                  11,384                   --
                                                      -----                -----


                                                    $19,786               $6,386
                                                     ======               ======

ACCRUED PENSION AND BENEFITS:
     ACCRUED U.S. PENSION COST                       $3,814               $4,258
     ACCRUED FOREIGN PENSION COST                     4,829                4,247
     ACCRUED POSTRETIREMENT BENEFIT COST              2,845                2,734
                                                      -----                -----

                                                    $11,488              $11,239
                                                    =======              =======


Note 5: Indebtedness

Line of Credit
During 1998, the Company renegotiated its existing $25.0 million credit facility, increasing the amount of available credit to $50.0 million. The line, which requires the Company to maintain certain financial and operating covenants, as defined, expires in July 2001. Borrowings on the line are payable on demand and bear interest, which is payable quarterly in arrears, at the lesser of the Bank's prime rate or LIBOR plus a range from 0.75% to 1.50%, as determined from time to time by the Bank. Under the terms of the credit facility, the Company is required to pay a commitment fee on the unused portion of the line from 0.25% to 0.50% of the total unused portion of the line dependent on the Company's operating performance. At January 2, 1999, no borrowings were outstanding under the line.


Term Loan
On June 26, 1997, the Company entered into a five year term loan totaling approximately $12.0 million. Proceeds were used primarily for the purchase of furniture and fixtures for the Company's corporate headquarters and manufacturing facilities in Westford, Massachusetts. Principal payments total approximately $0.6 million and are due quarterly in arrears. Interest is payable quarterly in arrears and is calculated based on LIBOR plus 1.25%. At January 2, 1999, the balance outstanding was approximately $8.5 million, of which $2.4 million is classified as current. Annual maturities of the term loan for the four years subsequent to January 2, 1999 are as follows: 1999 through 2001 - $2.4 million per year; and 2002 - $1.3 million.


Convertible Subordinated Debentures
On October 22, 1996, the Company announced its redemption of all $50 million of its 7-1/4% convertible subordinated debentures due in 2011 at par value plus accrued interest to the redemption date. Prior to the November 6, 1996 redemption date, holders of the debentures converted $49.6 million of principal into common stock at a price of $14.375 per share. The remaining principal was redeemed in cash totaling $0.4 million, including accrued interest and bond redemption costs. The net carrying amount of convertible debt, including unamortized debt issue costs and accrued interest, which was converted to equity was $50.3 million. The Company recorded $1.0 million of interest expense in the fourth quarter of 1996 to obtain short-term financing for the redemption of all of its 7-1/4% convertible subordinated debentures, which was not utilized, and to replace its $15 million secured credit facilities with a $25 million unsecured credit facility.


Interest
Interest paid amounted to $0.9 million in 1998, $0.5 million in 1997 and $5.1 million in 1996.


Note 6: Financial Instruments and Risk Management

The Company operates internationally and is exposed to market risks from changes in foreign exchange rates. Derivative financial instruments are utilized by the Company to partially mitigate those risks. The Company does not hold or issue financial instruments for trading purposes.

The Company enters into foreign exchange contracts to hedge certain purchases and accounts receivable denominated in foreign currencies (principally European currencies). The term of the currency derivatives is rarely more than six months. Market value gains and losses are recognized and the resulting gain or loss offsets foreign exchange gains or losses on those transactions. The purpose of the Company's foreign currency hedging activities is to protect the Company from the risk that the eventual net cash inflows and outflows resulting from the sale of products to foreign customers and purchases from foreign suppliers will be adversely affected by changes in exchange rates.

At January 2, 1999, the Company had contracts comprised primarily of European currencies maturing through June 25, 1998 to sell $41.9 million, net, of foreign currency at varying rates.

Note 7: Treasury Stock

On June 11, 1998, the Company announced that its Board of Directors had authorized the Company to repurchase up to 2,500,000 shares of its common stock, which represented approximately 8.0% of the then issued and outstanding shares of common stock of the Corporation. At January 2, 1999, the Company had repurchased approximately 1,012,000 shares of common stock for $15.0 million. The Company accounts for its treasury stock utilizing the cost method.


Note 8: Stock Plans

Stock Option and Restricted Stock Award Plans
The Company has four stock option plans: a 1982 plan for 2,700,000 shares (terminated in 1991); a 1991 plan (amended in 1993, 1994, 1996, 1997 and 1998)
for 8,750,000 shares for key employees; a 1991 plan (amended in 1995 and 1998) for 250,000 shares for non-employee directors, and a 1997 plan for 2,000,000 shares (amended in 1998) for key employees excluding directors and officers.

In general, option shares granted under these plans are exercisable in installments based on years of service or stock price. Options under the 1991 and 1997 key employee plans generally become vested over a four-year period and have a maximum term of ten years.

Options under the 1991 non-employee directors plan generally become vested upon issuance of options and have a maximum term of five years. Stock options issued under the 1991 plans may be non-qualified stock options, or in the case of the 1991 Plan for key employees, incentive stock options. Stock options issued under the 1997 plan are non-qualified stock options. Certain stock options were granted in 1997 with an exercise price below the fair market value of the underlying stock. This resulted in deferred compensation, which will be recognized over the future years of service. Compensation expense related to these grants totaled approximately $0.4 million in 1998 and approximately $0.3 million in 1997. The deferred compensation balance was $1.0 million at January 2, 1999.

The 1991 Equity Incentive Plan contains provisions for stock options, as described above, and restricted stock awards. All restricted stock awards are granted subject to restrictions as to continuous employment, except in the case of death, permanent disability or retirement. One fourth of the shares vest annually, commencing with the first anniversary of the date of grant. The cost of the awards, determined as the fair market value of the shares on the date of grant, is charged to expense ratably over the vesting period. No restricted stock awards were issued in 1998, 1997 and 1996.

Stock option activity is summarized below (thousands of shares):


                                                    1998                       1997                          1996
                                                    ----                       ----                          ----
                                                           WEIGHTED                   WEIGHTED                     WEIGHTED
                                           TOTAL            AVERAGE       TOTAL        AVERAGE        TOTAL         AVERAGE
                                           SHARES         OPTION PRICE    SHARES     OPTION PRICE     SHARES      OPTION PRICE
                                           ------         ------------    ------     ------------     ------      ------------
OPTIONS:
OUTSTANDING AT BEGINNING OF YEAR            5,043           $12.88         4,043         $8.88         3,514          $5.06
GRANTED                                     2,251           $21.16         2,593         16.19         2,021          13.44
EXERCISED                                    (487)          $10.98        (1,175)         6.40        (1,132)          5.16
CANCELLED                                    (569)          $18.24          (418)        12.82          (360)          8.95
                                             ----                           ----                        ----

OUTSTANDING AT END OF YEAR                  6,238           $15.53         5,043         12.88         4,043           8.88
                                            =====                          =====                       =====


OPTIONS EXERCISABLE                         2,325                          1,896                       2,644
                                            =====                          =====                       =====


OPTIONS AVAILABLE FOR FUTURE GRANTS           885                            517                         195
                                              ===                            ===                         ===


The following table summarizes information about the stock options outstanding at January 2, 1999:


                           OPTIONS OUTSTANDING                               OPTIONS EXERCISABLE
                           -------------------                               -------------------

                                           WEIGHTED
                           NUMBER          AVERAGE        WEIGHTED           NUMBER             WEIGHTED
    RANGE OF             OUTSTANDING      REMAINING        AVERAGE         EXERCISABLE           AVERAGE
    EXERCISE             AT 1/02/99      CONTRACTUAL      EXERCISE          AT 1/02/99          EXERCISE
     PRICES            (IN THOUSANDS)        LIFE           PRICE         (IN THOUSANDS)          PRICE
     ------            --------------        ----           -----         --------------          -----
   $ 1.00 - $ 2.63           22              5.7            $1.10               15                $1.11
   $ 3.50 - $ 7.63          975              5.0             5.16              975                 5.16
   $ 8.25 - $10.63          402              6.5             8.46              392                 8.41
   $ 4.94 - $14.50          919              7.8            13.18              276                13.17
   $15.00 - $18.38        2,162              8.5            16.55              540                16.74

   $18.81 - $25.00        1,141              9.1            19.83              104                22.07
   $26.31 - $27.25           58              7.7            27.02               17                26.75
   $28.94 - $30.00          559              9.2            29.24                6                29.31
                            ---                                                ---
                          6,238                                              2,325
                          =====                                              =====


Employee Stock Purchase Plan
Under the Company's Employee Stock Purchase Plan, eligible employees may invest up to 10% of their base salary in shares of the Company's Common Stock. The purchase price of the shares is 85% of the fair market value of the stock on the offering commencement date or the offering termination date (typically three months after commencement date), whichever is lower. In 1994, the Plan was amended, increasing the amount of shares from 1,962,000 to 2,462,000. During the fiscal years ended January 2, 1999, January 3, 1998 and December 28, 1996, the Company issued 85,000, 87,000 and 74,000 shares under the Plan, respectively. At January 2, 1999, there were 1,788,000 shares available for future issuance.


Stock Based Compensation
Had compensation cost been determined based on the fair value of the options at the grant dates for awards in 1998, 1997 and 1996 on a basis consistent with the provisions of SFAS No. 123, the Company's net income and earnings per share on a fully diluted basis would have been reduced to the pro forma amounts indicated below:


(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
----------------------------------------

                                                  1998         1997         1996
                                                  ----         ----         ----
NET INCOME (LOSS)-AS REPORTED                  $ (9,068)     $41,295       $27,335
NET INCOME (LOSS)-PRO FORMA                    $(19,747)      33,700        22,803
BASIC EARNINGS (LOSS) PER SHARE-AS REPORTED    $  (0.32)        1.54          1.22
DILUTED EARNINGS (LOSS) PER SHARE-AS REPORTED  $  (0.32)        1.43          1.11
BASIC EARNINGS (LOSS) PER SHARE-PRO FORMA      $  (0.71)        1.25          1.01
DILUTED EARNINGS (LOSS) PER SHARE-PRO FORMA    $  (0.71)        1.21          0.96


The fair value of options at date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:


                                             1998         1997         1996
                                             ----         ----         ----
EXPECTED LIFE (YEARS)                           6             6             5
INTEREST RATE                                  5.5%         6.6%          6.5%
VOLATILITY                                    60.0%        66.2%         63.0%
DIVIDEND YIELD                                   0%           0%            0%
FAIR VALUE OF OPTIONS GRANTED AT
   FAIR MARKET VALUE                        $12.62       $11.10         $6.58
FAIR VALUE OF OPTIONS GRANTED BELOW
   FAIR MARKET VALUE                            --        $9.55            --


Director Restricted Stock Plan
In 1994, the Company adopted the 1994 Director Restricted Stock Plan (amended in 1996 and 1998), which contains provisions for restricted stock awards. Up to 100,000 shares of the Company's Common Stock may be issued under the Plan. On August 31 of each year, while the Plan is in effect, each eligible non-employee director is granted a restricted stock award of 2,500 shares of the Company's Common Stock. The awards are subject to certain restrictions that generally prohibit the transfer of any shares except upon the director's death or disability, upon the director's resignation with the consent of the Board of Directors, upon a change in control of the Company as defined under the Plan, or prior to the third anniversary of the award with certain restrictions remaining through the fifth anniversary. During 1998, 1997 and 1996, the Company granted restricted stock awards for 17,500, 17,500 and 10,500 shares, respectively. Compensation expense related to these awards was not significant in 1998, 1997 and 1996. At January 2, 1999 there were 36,500 shares available for future issuance.


Note 9: Income Taxes

The components of income (loss) before income taxes consist of the following (in thousands):


                                             1998         1997         1996
                                             ----         ----         ----
DOMESTIC                                   $   (72)     $38,942       $24,082
FOREIGN                                    (15,527)      (1,196)        1,597
                                           -------      -------       -------

                                          $(15,599)     $37,746       $25,679
                                           =======      =======       =======


The provision (benefit) for income taxes consists of the following (in thousands):

                               1998                           1997                           1996

                      CURRENT        DEFERRED        CURRENT        DEFERRED        CURRENT        DEFERRED
                      -------        --------        -------        --------        -------        --------
FEDERAL                $319          (7,500)         $1,088         $(5,388)         $219          $(2,480)
FOREIGN                 250              --             671              --           520               --
STATE                   400              --              80              --            85               --
                        ---           -----              --           -----            --            -----

                        969          (7,500)         $1,839         $(5,388)         $824          $(2,480)
                        ===          ======          ======         =======          ====          =======


A reconciliation of tax on income at the federal statutory rate to the recorded income tax (benefit) provision is presented below (in thousands):


                                                                             1998        1997        1996
TAX PROVISION AT STATUTORY RATE                                           $(5,459)      13,211      $8,988
STATE INCOME TAXES LESS RELATED FEDERAL INCOME TAX BENEFITS                   260           52          55
REALIZATION OF DEFERRED TAX ASSETS AND OTHER                                  394      (11,374)     (8,155)
NET REVERSAL OF DEFERRED TAX ASSET VALUATION ALLOWANCE                     (7,500)      (5,388)     (2,480)
NON-DEDUCTIBLE ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT                 5,524           --          --
FOREIGN EARNINGS TAXED AT DIFFERENT RATES, INCLUDING WITHHOLDING TAXES        250          (50)        (64)
                                                                          -------      -------     -------

RECORDED INCOME TAX (BENEFIT) PROVISION                                   $(6,531)     $(3,549)    $(1,656)
                                                                          =======      =======     =======

The temporary differences and carryforwards that gave rise to the significant deferred tax assets and liabilities as of January 2, 1999 and January 3, 1998 were as follows (in thousands):


                                                                                 1998                 1997

DEFERRED TAX ASSETS:
   DOMESTIC NET OPERATING LOSSES                                              $42,346              $44,181
   RESEARCH AND DEVELOPMENT TAX CREDITS                                         6,725                8,670
   ALTERNATIVE MINIMUM TAX CREDIT                                                 762                  633
   FOREIGN NET OPERATING LOSSES NOT YET BENEFITED                               3,923                  943
   INVENTORY VALUATION RESERVES                                                 1,427                2,026
   RETIREMENT BENEFIT ACCRUALS                                                  2,664                2,797
   RESTRUCTURING RESERVES, SEVERANCE AND LEASE COSTS OF UNUSED FACILITIES       2,547                2,848
   OTHER RESERVES                                                               2,173                  939
                                                                                -----                  ---

TOTAL DEFERRED TAX ASSETS                                                      62,567               63,037
VALUATION ALLOWANCE                                                            44,781              (53,162)
                                                                               ------              -------

NET DEFERRED TAX ASSETS                                                        17,786               $9,875
                                                                               ------               ------

DEFERRED TAX LIABILITIES:
   DEPRECIATION                                                                (1,191)             $(1,779)
   OTHER                                                                       (1,227)                (228)
                                                                               ------                 ----

TOTAL DEFERRED TAX LIABILITIES                                                 (2,418)              (2,007)
                                                                               ------               ------

NET DEFERRED TAXES RECORDED                                                    15,368               $7,868
                                                                               ======               ======


Deferred income taxes are provided to reflect the future tax consequences of differences between the book and the tax basis of assets and liabilities. At January 2, 1999 and January 3, 1998, the Company had a net deferred tax asset of $60.2 million and $61.0 million, before valuation allowance, respectively. At January 2, 1999, $1.8 million of the Company's deferred tax asset was applicable to net operating losses generated by the disqualified disposition of stock options. When realized, the related tax benefit will be credited to additional paid-in capital.

The Company's net deferred tax asset consists primarily of the future tax benefits from domestic net operating loss carryforwards and other tax credits. Realization of the net deferred tax asset and future reversals of the valuation allowance depend on the Company's ability to generate taxable income during the respective carryforward periods. Under the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", the Company is required to recognize all or a portion of its net deferred tax asset if it is believed that it is more likely than not that all or a portion of the benefits of the carryforward losses and tax credits will be realized. In establishing the valuation reserve, management considers positive factors, including positive earnings in recent years, and negative factors including the tax basis losses incurred for eleven consecutive years through 1995; the scheduled expiration of certain tax credit and net operating loss carryovers; the competitive nature of the industry in which the Company sells its products and services; and uncertainties relating to the tax jurisdiction in which income will be generated. Based on all of these factors, primarily the positive taxable income in 1997, 1996 and 1995, the Company reversed $7.5 million, $5.4 million and $2.5 million of the valuation allowance in the first quarter of 1998, 1997 and 1996, respectively. Management continues to assess the realizability of the net deferred tax asset on an ongoing basis, and believes that it is reasonably possible that an additional portion of the valuation allowance will be reduced in the near term.

It has been the practice of the Company to reinvest unremitted earnings of foreign subsidiaries outside the United States. Accordingly, the Company does not provide for federal income taxes that would result from the remittance of such earnings.

At January 2, 1999 the Company had, for tax purposes, domestic and foreign unused net operating loss carryforwards of $120.5 million and $13.1 million, respectively. Domestic net operating loss carryforwards are available to offset future income and will begin expiring in 2001 through 2010. In the case of foreign net operating loss carryforwards, generally in the United Kingdom, such amounts are available to offset future income indefinitely provided there are no substantial changes in the manner in which the Company does business in foreign countries. The Tax Reform Act of 1986 contains provisions that limit the net operating loss carryforwards available to be used in any given year upon the occurrence of certain events, including significant changes in ownership interests.

For tax purposes, the Company has $6.7 million of investment and research credit carryforwards at January 2, 1999, which will expire beginning in 1999 through 2012.

Net taxes paid were $1.1 million in 1998, $1.1 million in 1997 and $0.2 million in 1996.


Note 10: Retirement Benefits

U.S. Pension Plan
The Company maintains a noncontributory defined benefit pension plan which covered substantially all domestic employees. On January 31, 1995, the Company ceased all benefit accruals under this plan as part of redesigning the Company's employee benefit plans. The Company's funding policy is to contribute amounts to the Plan sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974, plus such additional amounts as the Company determined to be appropriate from time to time.

On December 12, 1997, the Company used plan assets to purchase non-participating group annuity contracts for a group of participants which represented approximately one third of the Plan's liability. The purchase resulted in a $0.9 million gain in the fourth quarter of 1997 utilizing a 7.25% discount rate, which is included in selling, general and administrative expenses in 1997.

The following tables provide a reconciliation of the changes in the plan's benefit obligations and fair value of assets over the two-year period ending January 2, 1999, and a statement of the funded status as of January 2, 1999 and January 3, 1998 (in thousands).


                                                          1998           1997
                                                      ----------------------------
Benefit obligation:
     Obligation at beginning of year                  $  30,743        $  39,800
     Interest cost                                        2,088            3,102
     Actuarial (gain)/loss                                1,680            4,654
     Benefit payments                                    (1,476)          (2,496)
     Settlements                                             --          (14,317)
                                                      ---------        ---------
     Obligation at end of year                        $  33,035        $  30,743
                                                      =========        =========

Fair value of plan assets:
     Fair value of plan assets at beginning of year   $  28,171        $  38,894
     Actual return on plan assets                         3,481            6,090
     Benefit payments                                    (1,483)          (2,496)
     Settlements                                             --          (14,317)
                                                      ---------        ---------
     Fair value of plan assets at end of year         $  30,169        $  28,171
                                                      =========        =========

Funded status:
     Funded status at end of year                     $  (2,866)       $  (2,572)
     Unrecognized transition (asset) obligation          (1,664)          (1,929)
     Unrecognized (gain) loss                               716              243
                                                      ---------        ---------
     Net amount recognized                            $  (3,814)       $  (4,258)
                                                      =========        =========

The following table provides the amounts recognized in the statement of financial position as of January 2, 1999 and January 3, 1998 (in thousands):


                                                  1998                   1997
                                             ------------------------------------
Accrued benefit liability                    $  (3,814)                $  (4,258)
                                             ---------                 ---------
Net amount recognized                        $  (3,814)                $  (4,258)
                                             =========                 =========

The following table provides the components of net periodic benefit cost for the plan for fiscal years 1998, 1997 and 1996 (in thousands):


                                                                     1998          1997         1996
                                                                 --------------------------------------
Interest cost                                                     $   2,088     $   3,102       $ 2,779
Expected return on plan assets                                       (2,179)       (3,016)       (2,827)
Amortization of transition (asset) obligation                          (277)         (410)         (410)
                                                                      -----         -----        ------
Net periodic benefit cost                                              (368)         (324)         (458)
Settlement (gain) loss                                                  (76)         (925)           --
                                                                  ---------     ---------        ------
Net periodic benefit cost                                         $    (444)    $  (1,249)       $ (458)
                                                                  =========     =========        ======


The discount rate used in determining the actuarial present value of the projected benefit obligation was 6.5% and 7.0% at January 2, 1999 and January 3, 1998, respectively. There was no rate increase in future compensation levels to determine the actuarial present value of the projected benefit obligation at January 2, 1999 and January 3, 1998, as the Company ceased all benefit accruals on January 31, 1995. The expected long-term rate of return on plan assets was 8.0% in 1998, 1997 and 1996. No contributions were required from the Company for 1998, 1997 or 1996.


Defined Contribution Plan
The Company also sponsors a defined contribution plan. The plan covers employees who work at least 1,000 hours per year and provides for contributions by the employee between 1% and 15% of an employee's salary, which is capped by the maximum amount permitted by the Internal Revenue Code. Through July 1, 1998, the Company had matched 50% of the first 6% of an employee's contributions. Commencing on July 1, 1998, the Company increased its match to 50% of the first 10% of an employee's contributions. Pension expense recognized for the defined contribution plan totaled $1.5 million in 1998, $1.0 million in 1997, and $0.8 million in 1996.


Non-U.S. Plans
The Company has a defined benefit pension plan for one of its subsidiaries outside the U.S.

The following tables provide a reconciliation of the changes in the plan's benefit obligations and fair value of assets over the two-year period ending January 2, 1999, and a statement of the funded status as of January 2, 1999 and January 3, 1998 (in thousands).


                                                      1998            1997
                                                   ----------------------------

Benefit obligation:
     Obligation at beginning of year                $3,688            $3,499
     Interest cost                                     253               232
     Service cost                                      136                98
     Actuarial (gain)/loss                             153              (141)
     Benefit payments                                  199                --
                                                    ------            ------
     Obligation at end of year                      $4,429            $3,688
                                                    ======            ======


Funded status:
     Funded status at end of year                   $4,429            $3,688
     Unrecognized transition (asset) obligation         43                45
     Unrecognized (gain) loss                          357               514
                                                    ------            ------
     Net amount recognized                          $4,829            $4,247
                                                    ======            ======


The following table provides the amounts recognized in the statement of financial position as of January 2, 1999 and January 3, 1998:

                                                       1998           1997
                                                    ---------------------------
Accrued benefit liability                           $4,829            $4,247
                                                    ------            ------
Net amount recognized                               $4,829            $4,247
                                                    ======            ======

The following table provides the components of net periodic benefit cost for the plan for fiscal years 1998, 1997 and 1996:

                                                                     1998           1997           1996
                                                                   ---------------------------------------
Interest cost                                                      $  253          $ 232         267
Service cost                                                          136             98         270
Amortization of transition (asset) obligation                          (5)            (5)         (5)
Amortization of net (gain) loss                                       (32)          (237)        134
                                                                   -------         ------       ----
Net periodic benefit cost after curtailments and settlements       $  352          $   88       $666
                                                                   =======         ======       ====


The discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 6.0% and 2.5% at January 2, 1999 and 6.5% and 3.5% at January 3, 1998.


Accrued Postretirement Benefits
Effective January 3, 1993, the Company put in place the provisions of Statement of Financial Accounting Standards No. 106 (SFAS No. 106), "Employer's Accounting for Postretirement Benefits Other Than Pensions", for its postretirement benefit plan. The Company provides certain health care and life insurance benefits for retired U.S. employees. Employees become eligible for these benefits when they reach normal retirement age while working for the Company. Prior to the adoption of this Statement, the cost was recognized as claims were paid. The Company's postretirement benefit plans were modified at the end of 1995 and include a limit on the cost of the Company's contributions for all retirees. The Plan is not funded.

The following tables provide a reconciliation of the changes in the plan's benefit obligations and fair value of assets over the two-year period ending January 2, 1999, and a statement of the funded status as of January 2, 1999 and January 3, 1998 (in thousands).


                                                                     1998               1997
                                                                   ----------------------------

 Reconciliation of benefit obligation:
     Obligation at beginning of year                                 $  7,939      $    7,774
     Service cost                                                          41              72
     Interest cost                                                        521             557
     Actuarial (gain)/loss                                                168             354
     Benefit payments                                                    (796)           (818)
                                                                        -----           -----
     Obligation at end of year                                       $  7,873      $    7,939
                                                                     ========      ==========

Reconciliation of fair value of plan assets:
     Employer contributions                                          $    796      $      817
     Benefit payments                                                    (796)           (817)
                                                                        -----           -----
     Fair value of plan assets at end of year                        $     --      $       --
                                                                     ========      ==========

Funded status:
     Funded status at end of year                                    $ (7,873)     $   (7,939)
     Unrecognized transition (asset) obligation                         4,841           5,186
     Unrecognized (gain)/loss                                             187              19
                                                                     --------      ----------
     Net amount recognized                                           $ (2,845)     $   (2,734)
                                                                     ========      ==========

The following table provides the amounts recognized in the statement of financial position as of January 2, 1999 and January 3, 1998:


                                                                       1998           1997
                                                                     ------------------------
Accrued benefit liability                                            $ (2,845)     $   (2,734)
                                                                     --------      ----------
Net amount recognized                                                $ (2,845)     $   (2,734)
                                                                     ========      ==========


The following table provides the components of net periodic benefit cost for the plans for fiscal years 1998, 1997 and 1996:

                                                    1998        1997      1996
                                                ------------------------------
Service cost                                        $ 41        $ 72      $ 62
Interest cost                                        521         557       505
Amortization of transition (asset) obligation        345         346       345
                                                     ---         ---       ---
Net periodic benefit cost                           $907        $975      $912
                                                    ====        ====      ====


Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A 1% change in assumed health care cost trend rates would have the following effects:


                                                                    1% Increase     1% Decrease
                                                                 ---------------   --------------

Effect on total of service and interest cost components:
 Postretirement health care benefit cost                               $  16           $  (17)

Effect on health care component:
 Benefit obligation                                                    $ 240           $ (240)


For measurement purposes, a 7.5%, 8.0% and 8.5% annual rate of increase in the per capita cost of covered health care benefits was assumed for fiscal 1998, 1997 and 1996, respectively. The Company's annual per capita cost commitment for retiree medical care is capped at 1995 levels. As a result, the health care cost trend rate assumption does not have a significant effect on the amounts reported. The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 6.5% at January 2, 1999 and 7.0% at January 3, 1998.


Note 11: Leases

The Company leases certain manufacturing facilities, sales and service offices and equipment under operating leases. Total rental expense for these leases amounted to $7.0 million in 1998, $7.1 million in 1997 and $4.8 million in 1996.

The future minimum commitments as of January 2, 1999 for noncancelable operating leases are as follows (in thousands):


                             REAL ESTATE     EQUIPMENT      TOTAL
1999                           $6,758          $1,367      $8,125
2000                            6,110             693       6,803
2001                            5,646             244       5,890
2002                            5,441              80       5,521
2003                            5,134              68       5,202
THEREAFTER                     37,727              --      37,727
                               ------            ----      ------

GROSS COMMITMENT              $66,816           2,452     $69,268
LESS SUBLEASE INCOME            9,117              --       9,117
                                -----           -----       -----
NET COMMITMENT                $57,699          $2,452     $60,151
                              =======          ======     =======


Note 12: Contingencies

On April 28, 1998, the Company and James F. Lyons, President and Chief Executive Officer were served with a lawsuit purported to be a class action suit on behalf of persons who purchased Company stock in the open market over a specified period of time. The lawsuit, entitled Duck Enterprises, LPVV. GenRad and James
F. Lyons, CA No. 98-10706-PBS, was filed in the United States District Court for the District of Massachusetts. The complaint specified unspecified damages, plus costs and attorney's fees. On January 8, 1999 the suit was dismissed without finding.

On May 27, 1998, William E. Gaines, William E. Masskaker, Frank B. Wingate and Heritage Investment Limited Partnership ("the plaintiffs") filed a Demand for Arbitration ("the Demand") with the American Arbitration Association in Boston (No. 11 168 00247 98) against the Company, James F. Lyons and Paul Pronsky, Jr. The claims arise out of the acquisition of Industrial Computer Corporation ("ICC") by GenRad. The plaintiffs sought damages totaling $13.6 million, plus costs and attorneys' fees. On June 18, 1998, the Company filed a response to the Demand and on August 21, 1998, the Company filed an amended response and counter-claims, which arose from the acquisition of ICC and sought unspecified damages.

On April 7, 1999, the parties agreed to settle all claims arising from the acquisition of ICC. In connection with the settlement, the Company will pay $7.0 million, net of insurance proceeds, of $4.0 million. The Company has recorded a charge to operations totaling $7.7 million representing the cost of the settlement plus costs and attorney fees.

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to any such claims will not materially affect the results of operations or the financial position of the Company.


Note 13: Operating Segments and Other Geographic Information

Operating segments
GenRad maintains three core operating segments, Electronic Manufacturing Solutions ("EMS"), Advanced Diagnostic Solutions ("ADS") and GR Software ("GRS"). GenRad's EMS segment focuses on the integration of hardware and software for process control in the manufacture of printed circuit boards, emphasizing inspection technologies and is headquartered in Westford, MA. GenRad's ADS segment develops and markets diagnostic solutions comprised of hardware, software and services which optimize the manufacturing and service capabilities of transportation and equipment companies. ADS is headquartered in Manchester, England with development and service centers in Detroit, MI and Ismaning, Germany. GenRad's GRS segment was expanded during 1998 with the Company's acquisition of ICC, a privately held manufacturing execution systems company with operations in Atlanta. Upon acquisition, the Company combined the operations of ICC with its existing manufacturing software development, sales and support groups to form GRS. GRS develops and markets product solutions and services to companies wishing to achieve and maintain control over manufacturing processes. GRS is headquartered in Atlanta, GA with technology development and support centers in Portland, OR, Aberdeen, Scotland and Zurich, Switzerland.

GenRad's reportable segments each represent strategic business units that offer different, yet related, products and services. They are managed differently because each requires differing technology development, sales strategies, service capabilities and time to market considerations. Each segment is led by a chief operating decision maker, who, in coordination with the Company's Chief Executive Officer and President, utilizes the information reported below in evaluating results and allocating resources pertaining to segment operations.

Each segment is evaluated based on contribution margin, or operating income, derived from transactions with external third parties, i.e. net income (loss) before interest income and expense, other income (expense) and income taxes. These segment amounts are determined in accordance with the accounting policies noted below. Intercompany revenues and expenses are excluded from the contribution margin, or operating income, utilized by the chief operating decision makers in determining resource allocation and evaluating performance.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies in footnote 1.

The following table illustrates each segments operating income (loss) for 1998, 1997 and 1996. The amounts provided herein are those utilized by the respective segments' Presidents in allocating resources and evaluating performance. GenRad's chief operating decision makers do not utilize, nor does GenRad maintain, asset information or capital expenditures by segment, accordingly, such information is not presented herein.


                                           EMS            ADS         GRS (a)        Total
                                      ------------- -------------- ------------ --------------
    1998:
    Revenues:
     Product                              $141,388        $ 9,973      $ 7,929       $159,290
     Service                                34,471         22,314        8,714         65,499
                                      --------------------------------------------------------
      Total revenues                      $175,859        $32,287      $16,643       $224,789
                                      ========================================================

    Depreciation and amortization         $  7,107        $ 1,553      $   387       $  9,047
                                      ========================================================

    Operating income (loss)               $ 38,061        $ 2,628      $(2,719)      $ 37,970
                                      ========================================================

    1997:
    Revenues:
     Product                              $146,170        $29,304       $4,198       $179,672
     Service                                35,517         19,204        2,368         57,089
                                      --------------------------------------------------------
      Total revenues                      $181,687        $48,508       $6,566       $236,761
                                      ========================================================

    Depreciation and amortization         $  5,096         $1,358      $    83        $ 6,537
                                      ========================================================

    Operating income (loss)               $ 54,145         $9,174      $(3,175)       $60,144
                                      ========================================================

    1996:
    Revenues:
     Product                              $109,503        $20,418       $3,307       $133,228
     Service                                28,253         20,385        1,679         50,317
                                      --------------------------------------------------------
      Total revenues                      $137,756        $40,803       $4,986       $183,545
                                      ========================================================


    Depreciation and amortization         $  3,976        $ 1,010       $  151       $  5,137
                                      ========================================================

    Operating income (loss)                $33,900         $6,405      $(1,562)       $38,743
                                      ========================================================


A reconciliation of the totals reported for the operating segments to the comparable line items in the consolidated financial statements is as follows:


                                                              1998          1997         1996
Depreciation and amortization:
   Total for reportable segments                              $ 9,047       $ 6,537      $ 5,137
    Corporate depreciation and amortization                     6,265         2,713        1,688
                                                        -----------------------------------------
   Amount per consolidated financial statements               $15,312       $ 9,250      $ 6,825
                                                        =========================================

Operating income (loss):
   Total for reportable segments                              $37,970       $60,144      $38,743
    Corporate expenses (a)                                     15,994        21,658       12,887
    Acquired in-process research and development               10,097            --           --
    Impairment loss                                             4,906            --           --
    Restructuring and other charges                            21,267            --           --
                                                        -----------------------------------------
   Operating income (loss) per consolidated
     financial statements                                     (14,294)       38,486       25,856

Other expenses, net                                            (1,305)         (740)        (177)
                                                        -----------------------------------------
Income (loss) before income taxes                            $(15,599)      $37,746      $25,679
                                                        ==========================================

(a) Includes amortization of capitalized software, corporate research and development and other charges.

Geographic data
GenRad sells and supports its products primarily through its own sales and support organizations. The Company maintains sales offices and support centers in the United States, Mexico, the United Kingdom, Germany, France, Switzerland, Italy, Singapore and Malaysia. GenRad also contracts with independent representatives throughout the world to provide sales and support services, primarily in areas not covered directly by a Genrad sales and support center.

The following table summarizes certain geographic information based on location of customers for 1998, 1997 and 1996.


                                                            1998                 1997              1996
                                                     -----------------------------------------------------
         Revenues:
             United States                                  108,479              113,032           102,936
             All foreign countries                          116,310              123,729            80,609
                                                          ---------           ----------        ----------
         Total revenues                                   $ 224,789           $  236,761        $  183,545
                                                          =========           ==========        ==========

No individual country other than the United States accounted for greater than 10% of consolidated revenues.

                                                          January 2            January 3
                                                            1999                 1998
                                                         -------------------------------
         Long-lived assets
             United States                                   65,844               32,995
             United Kingdom                                   4,994                8,732
             All other foreign countries                      3,423                  383
                                                         ----------                  ---
               Total                                         74,261               42,110
                                                         ==========               ======


Significant customers
During 1998, one customer accounted for 11% of consolidated revenues. No other customers accounted for greater than 10% of revenues in 1998. During 1997 and 1996, that same one customer accounted for 10% and 15%, respectively, of consolidated revenues.



Note 14: Supplemental Information (Unaudited)

Quarterly Information (in thousands, except per share amounts)

In January 1999 the Company received comments from the Securities and Exchange Commission ("SEC") related to its 1997 Annual Report on Form 10-K, its Form 8-K related to the Company's acquisition of ICC (see Note 2) and its Forms 10-Q for the quarters ended April 4, 1998, July 4, 1998 and October 3, 1998. The SEC comments related to cetain legal and accounting matters including the Company's purchase price allocation related to its acquisition of ICC, specifically the Company's determination of value ascribed to acquired in-process research and development. In April 1999, the Company concluded discussions wtih the SEC regarding its comments and, as a result, has restated its quarterly reports on Form 10-Q for the quarters ended July 4, 1998 and October 3, 1998 to reflect recent guidance pertaining to the valuation of acquired in-process research and development (see Note 2). The following summarizes originally reported quarterly amounts for 1998 and 1997 and the restated amounts for 1998.




                                          FIRST           SECOND           THIRD           FOURTH           YEAR

YEAR ENDED JANUARY 2, 1999 (RESTATED):
NET SALES                                $49,072          $58,940         $60,550          $56,227        $224,789
GROSS MARGIN                              25,272           28,516          24,467           27,657         105,912
NET INCOME (LOSS)                          8,909          (11,940)         (3,919)          (2,118)         (9,068)
NET INCOME (LOSS) PER SHARE:
   BASIC                                    0.33            (0.42)          (0.14)           (0.08)          (0.32)
   DILUTED                                  0.30            (0.42)          (0.14)           (0.08)          (0.32)

YEAR ENDED JANUARY 2, 1999 (AS REPORTED):
NET SALES                                $49,072          $58,940         $60,550          $56,227        $224,789
GROSS MARGIN                              25,272           28,676          24,627           27,817         106,392
NET INCOME (LOSS)                          8,909          (24,804)         (3,503)           5,682         (13,716)
NET INCOME (LOSS) PER SHARE:
   BASIC                                    0.33            (0.88)          (0.12)            0.20           (0.49)
   DILUTED                                  0.30            (0.88)          (0.12)            0.20           (0.49)

YEAR ENDED JANUARY 3, 1998:
NET SALES                                 52,500           61,050          58,870           64,341         236,761
GROSS MARGIN                              29,015           29,537          32,831           35,381         126,764
NET INCOME (LOSS)                         11,717            7,921           9,605           12,052          41,295
NET INCOME (LOSS) PER SHARE:
   BASIC                                    0.45             0.30            0.36             0.44            1.54
   DILUTED                                  0.42             0.28            0.33             0.41            1.43

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.


                                    PART III

Item 10. Directors and Executive Officers of the Registrant

The information set forth under "Executive Officers of GenRad" in Part I of this report and in Item 1 of the 1999 Proxy Statement is hereby incorporated by reference.


Item 11. Executive Compensation

The information set forth under "Compensation of Executives and Directors" in the 1999 Proxy Statement is hereby incorporated by reference.


Item 12. Security Ownership of Certain Beneficial Owners and Management

The information set forth under "Certain Shareholders" and "Election of Directors" in the 1999 Proxy Statement is hereby incorporated by reference.


Item 13. Certain Relationships and Related Transactions

None.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a)(2) The following schedules to the Consolidated Financial Statements of GenRad, Inc. and Subsidiaries are filed as part of this report:

              A.      Schedule II - Valuation and Qualifying Accounts

Report of Independent Accountants on
Financial Statement Schedules

To the Board of Directors
of GenRad, Inc.:

Our audits of the consolidated financial statements referred to in our report dated January 24, 1999, except for Notes 2 and 12 which are as of April 7, 1999, appearing in this Form 10-K also included an audit of the Financial Statement Schedule listed in Item 14 (a)(2) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
January 24, 1999

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

       10.10 -- Severance Agreement between GenRad, Inc. and Walter A. Shephard effective as of October 24, 1997, incorporated by reference to Exhibit
       10.10 to the Company's report on Form 10-K for the year ended
       January 3, 1998.

       10.11 -- Severance Agreement between GenRad, Inc. and Gary H. Mueller effective as of October 24, 1997, incorporated by reference to Exhibit
       10.11 to the Company's report on Form 10-K for the year ended
       January 3, 1998.

       10.12 -- Agreement dated February 12, 1997 between GenRad Limited and and Ford Motor Company, attached.*

       10.13 -- Settlement agreement and Mutual General Release dated April 7, 1999 between William E. Gaines, William E. Massaker, Frank B. Wingate and Heritage Investment Limited Partnership and GenRad, Inc., James F. Lyons and Paul Pronsky, Jr., attached.

       11 -- Computation of Per Share Earnings, attached.

       21 --  List of Subsidiaries, attached.

       23 -- Consent of PricewaterhouseCoopers LLP, attached.

       27 -- Financial Data Schedule, attached.

       (b) None

       (c) See Item 14(a)(3) above.

       (d) See Item 14(a)(1) and (2) above.

        * The Company has requested confidential treatment of the redacted portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended, and has separately filed a complete copy of this exhibit with the Securities and Exchange Commission.

                                   Signatures

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          GenRad, Inc.
                                          (REGISTRANT)

                                                     By: /s/ JAMES F. LYONS
                                                     ----------------------
                                                          James F. Lyons
                                                         President, Chief
                                                  Executive Officer and Director


                                                     Date: April 16, 1999


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



              Signature                                             Title                               Date
              ---------                                             -----                               ----

/s/ JAMES F. LYONS                                   President, Chief Executive Officer        April 16, 1999
------------------                                      and Director
    James F. Lyons


(2) Principal financial officer:


/s/ WALTER A. SHEPHARD                               Vice President, Chief Financial Officer   April 16, 1999
----------------------                                  and Secretary
    Walter A. Shephard


(3) Principal accounting officer:


/s/ CRAIG C. CAMPBELL                                Director of Corporate Accounting          April 16, 1999
---------------------
    Craig C. Campbell


(4) A majority of the Board of Directors:


/s/ WILLIAM S. ANTLE III                             Director                                  April 16, 1999
------------------------
    William S. Antle III


/s/ RUSSELL A. GULLOTTI                              Director                                  April 16, 1999
-----------------------
     Russell A. Gullotti


/s/ LOWELL B. HAWKINSON                              Director                                  April 16, 1999
-----------------------
    Lowell B. Hawkinson


/s/ JAMES F. LYONS                                   Director                                  April 16, 1999
------------------
    James F. Lyons


/s/ RICHARD G. ROGERS                                Director                                  April 16, 1999
--------------------
    Richard G. Rogers


/s/ WILLIAM G. SCHEERER                              Director                                  April 16, 1999
-----------------------
    William G. Scheerer


/s/ ADRIANA STADECKER                                Director                                  April 16, 1999
---------------------
    Adriana Stadecker


/s/ ED ZSCHAU                                        Director                                  April 16, 1999
----------------
    Ed Zschau

                          GENRAD, INC. AND SUBSIDIARIES
                           SCHEDULE II - VALUATION AND
                               QUALIFYING ACCOUNTS

                                 (In Thousands)

                                                                             Additions
                                                             Balance         Charged to                     Balance
                                                            Beginning        Costs and                       at End
                                                            of Period         Expenses     Deductions       of Period
                                                            ---------        ----------    ----------       ---------
Year ended January 2, 1999
   Deducted from asset accounts:
          Allowance for doubtful accounts                    $1,127            $1,170           $759         $1,538
          Inventory reserve                                  $6,013            $8,787        $ 7,678         $7,122
          Deferred tax asset valuation allowance            $53,162            $--           $10,818        $42.344

Year ended January 3, 1998
   Deducted from asset accounts:
          Allowance for doubtful accounts                    $1,431               $26           $330         $1,127
          Inventory reserve                                  $8,836            $1,406         $4,229         $6,013
          Deferred tax asset valuation allowance            $66,678               $--        $13,516        $53,162

Year ended December 28, 1996
   Deducted from asset accounts:
          Allowance for doubtful accounts                      $801              $963           $333         $1,431
          Inventory reserve                                 $10,238            $3,483         $4,885         $8,836
          Deferred tax asset valuation allowance            $76,710               $--        $10,032        $66,678
