Form 10-Q
period 1999-04-03
GENRAD INC
filed 1999-05-17
CIK 40972

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                            ------------------------

                                   FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended April 3, 1999

                           Commission File No. 1-8045

                            ------------------------

                                  GENRAD, INC.

             (Exact name of registrant as specified in its charter)

                MASSACHUSETTS                       04-1360950
       (State or other jurisdiction of           (I.R.S. Employer
       incorporation or organization)             Identification
                                                      Number)

     7 TECHNOLOGY PARK DRIVE, WESTFORD,
                MASSACHUSETTS                       01886-0033
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

    29,515,115 shares of the Common Stock, $1 par value, were outstanding on May 13, 1999

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          GENRAD INC. AND SUBSIDIARIES
                         QUARTERLY REPORT ON FORM 10-Q
                          QUARTER ENDED APRIL 3, 1999
                               TABLE OF CONTENTS

                                                                                                                PAGE
                                                                                                                -----
PART I.    FINANCIAL INFORMATION
           Item 1:    Condensed Consolidated Financial Statements
                      Condensed Consolidated Statements of Operations......................................           1
                      Condensed Consolidated Balance Sheets................................................           2
                      Condensed Consolidated Statements of Cash Flows......................................           3
                      Notes to Condensed Consolidated Financial Statements.................................           4

           Item 2:    Management's Discussion and Analysis of
                      Financial Condition and Results of Operations........................................           7

PART II.   OTHER INFORMATION

           Item 6.    Exhibits and Reports on Form 8-K.....................................................          17

                      Signatures...........................................................................          19

                                     PART I
              ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         GENRAD, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                  (Unaudited)

                                                                                                 QUARTER ENDED
                                                                                              --------------------
                                                                                              APRIL 3,   APRIL 4,
                                                                                                1999       1998
                                                                                              ---------  ---------
Revenue:
  Product...................................................................................  $  36,683  $  35,590
  Service...................................................................................     16,427     13,484
                                                                                              ---------  ---------
    Total revenue...........................................................................     53,110     49,074

Cost of revenue:
  Product...................................................................................     14,382     15,100
  Service...................................................................................     10,176      8,702
                                                                                              ---------  ---------
    Total cost of revenue...................................................................     24,558     23,802
                                                                                              ---------  ---------

Gross margin................................................................................     28,552     25,272

Operating expenses:
  Selling, general and administrative.......................................................     17,131     18,434
  Research and development..................................................................      4,684      4,919
                                                                                              ---------  ---------
    Total operating expenses................................................................     21,815     23,353
                                                                                              ---------  ---------

Operating income............................................................................      6,737      1,919

Other income (expense):
  Interest income...........................................................................        127        217
  Interest expense..........................................................................       (224)      (326)
  Other, net................................................................................       (206)      (311)
                                                                                              ---------  ---------
    Total other income (expense)............................................................       (303)      (420)
                                                                                              ---------  ---------

Net income before income taxes..............................................................      6,434      1,499
Income tax benefit..........................................................................      3,888      7,410
                                                                                              ---------  ---------
Net income..................................................................................  $  10,322  $   8,909
                                                                                              ---------  ---------
                                                                                              ---------  ---------

Net income per share:
  Basic.....................................................................................  $    0.37  $    0.33
                                                                                              ---------  ---------
                                                                                              ---------  ---------
  Diluted...................................................................................  $    0.35  $    0.30
                                                                                              ---------  ---------
                                                                                              ---------  ---------

Weighted average shares outstanding:
  Basic.....................................................................................     28,107     27,395
                                                                                              ---------  ---------
                                                                                              ---------  ---------
  Diluted...................................................................................     29,340     29,621
                                                                                              ---------  ---------
                                                                                              ---------  ---------

  The accompanying notes are an integral part of these Condensed Consolidated
                             Financial Statements.

                         GENRAD, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    (In thousands, except per share amounts)

                                                                                             APRIL 3,     JANUARY 2,
                                                                                               1999          1999
                                                                                            -----------   ----------
                                                                                            (Unaudited)
ASSETS
  CURRENT ASSETS:
    Cash and cash equivalents.............................................................   $ 11,873      $  12,998
    Accounts receivable, less allowance of $1,734 and $1,538..............................     63,718         65,490
    Inventory.............................................................................     38,898         32,989
    Other current assets..................................................................      9,407          7,119
                                                                                            -----------   ----------
      Total current assets................................................................    123,896        118,596

Property and equipment, net of accumulated depreciation of $37,135 and $37,769............     39,524         37,269
Deferred tax assets.......................................................................     19,868         15,368
Intangible assets, net of accumulated amortization of $6,586 and $5,636...................     36,174         35,744
Other assets..............................................................................      1,099          1,248
                                                                                            -----------   ----------
                                                                                              220,561        208,225
                                                                                            -----------   ----------
                                                                                            -----------   ----------

LIABILITIES AND STOCKHOLDERS' EQUITY
  CURRENT LIABILITIES:
    Accounts payable......................................................................     12,051         10,299
    Accrued liabilities...................................................................     19,340         19,786
    Deferred revenue......................................................................      9,856          6,789
    Accrued compensation and employee benefits............................................      4,826          6,844
    Accrued income taxes..................................................................      1,590            620
    Current portion of long-term debt.....................................................      2,353          2,425
                                                                                            -----------   ----------
      Total current liabilities...........................................................     50,016         46,763

Long-term debt............................................................................      5,294          6,062
Accrued pension benefits..................................................................     11,068         11,488
Lease costs of excess facilities..........................................................      3,956          3,854
Deferred revenue..........................................................................      1,016            962
Other long-term liabilities...............................................................      3,682          5,065

Commitments and Contingencies

  STOCKHOLDERS' EQUITY:
    Common stock, $1.00 par value, 60,000 shares authorized; 29,333 and 29,176 issued and
      outstanding at April 3, 1999 and January 2, 1999, respectively......................     29,333         29,176
    Additional paid-in capital, common stock..............................................    215,683        214,227
    Treasury stock, net...................................................................    (16,086)       (14,958)
    Accumulated deficit...................................................................    (81,238)       (91,560)
    Accumulated other comprehensive loss..................................................     (2,163)        (2,854)
                                                                                            -----------   ----------
      Total stockholders' equity..........................................................    145,529        134,031
                                                                                            -----------   ----------
                                                                                             $220,561      $ 208,225
                                                                                            -----------   ----------
                                                                                            -----------   ----------

  The accompanying notes are an integral part of these Condensed Consolidated
                             Financial Statements.

                         GENRAD, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                                               QUARTER ENDED
                                                                            --------------------
                                                                            APRIL 3,   APRIL 4,
                                                                              1999       1998
                                                                            ---------  ---------
OPERATING ACTIVITIES:
  Net income..............................................................  $  10,322  $   8,909
  Adjustments to reconcile net income to net cash provided by (used in)
    operating activities:
    Depreciation and amortization.........................................      2,888      2,116
    Loss on disposal of property and equipment............................        585         45
    Deferred income tax benefit...........................................     (4,500)    (7,500)
    Lease costs of excess facilities, net.................................          -       (392)
  Increase (decrease) resulting from changes in operating assets and liabilities:
    Accounts receivable, net..............................................        710      7,748
    Inventory.............................................................     (6,615)    (7,876)
    Other current assets..................................................     (2,340)      (775)
    Accounts payable......................................................      1,933       (749)
    Deferred revenue......................................................      3,121      1,160
    Accrued liabilities...................................................       (118)    (1,378)
    Accrued compensation and employee benefits............................     (1,960)    (2,679)
    Accrued income taxes..................................................        986       (118)
    Other, net............................................................     (1,211)      (246)
                                                                            ---------  ---------
  Net cash provided by (used in) operating activities.....................      3,801     (1,735)

INVESTING ACTIVITIES:
  Purchases of property and equipment.....................................     (5,148)    (4,370)
  Purchase of intangible assets...........................................     (1,380)    (1,200)
                                                                            ---------  ---------
  Net cash (used in) investing activities.................................     (6,528)    (5,570)

FINANCING ACTIVITIES:
  Payments on long-term debt..............................................       (588)      (610)
  Proceeds from employee stock plans......................................      4,181      2,329
  Purchase of treasury stock..............................................     (3,696)         -
                                                                            ---------  ---------
  Net cash (used in) provided by financing activities.....................       (103)     1,719

Effect of exchange rates on cash and cash equivalents.....................      1,705          2
                                                                            ---------  ---------
Decrease in cash and cash equivalents.....................................     (1,125)    (5,584)
Cash and cash equivalents at beginning of quarter.........................     12,998     21,883
                                                                            ---------  ---------
Cash and cash equivalents at end of quarter...............................  $  11,873  $  16,299
                                                                            ---------  ---------
                                                                            ---------  ---------

  The accompanying notes are an integral part of these Condensed Consolidated
                             Financial Statements.

                         GENRAD, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)

NOTE 1: BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary to present fairly the consolidated financial position at April 3, 1999 and January 2, 1999, and the results of operations and cash flows for the quarters ended April 3, 1999 and April 4, 1998. Interim results are not necessarily indicative of the results for the full fiscal year.

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    Certain prior period balances have been reclassified to conform to the current presentation.

NET INCOME PER SHARE

    A reconciliation of the weighted average shares used in computing net income per share in accordance with Statement of Financial Accounting Standards No. 128 "Earnings per Share" for the quarters ended April 3, 1999 and April 4, 1998, respectively, is as follows:

                                                    QUARTER ENDED  QUARTER ENDED
                                                    APRIL 3, 1999  APRIL 4, 1998
                                                    -------------  -------------
                                                       SHARES         SHARES
                                                    -------------  -------------
Basic: Weighted average shares outstanding........       28,107         27,395
Assumed exercise of stock options.................        1,233          2,226
                                                         ------         ------
Diluted: Weighted average shares outstanding......       29,340         29,621
                                                         ------         ------
                                                         ------         ------

COMPREHENSIVE INCOME

    For the quarters ended April 3, 1999 and April 4, 1998, comprehensive income
(loss) included changes in cumulative foreign currency translation adjustments of $0.7 million and $(0.3) million, respectively. Total comprehensive income for the quarters ended April 3, 1999 and April 4, 1998 totaled $11.0 million and $8.6 million, respectively. At April 3, 1999, accumulated other comprehensive loss totaled $2.2 million.

NOTE 2: INVENTORY

    Inventory consists of the following at April 3, 1999 and January 2, 1999, respectively (in thousands):

                                                                         APRIL 3,   JANUARY 2,
                                                                           1999        1999
                                                                         ---------  -----------
Raw materials..........................................................  $  11,633   $  10,316
Work in process........................................................     18,487      13,880
Finished goods.........................................................      8,778       8,793
                                                                         ---------  -----------
                                                                         $  38,898   $  32,989
                                                                         ---------  -----------
                                                                         ---------  -----------

                         GENRAD, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                  (Unaudited)

NOTE 3: CONTINGENCIES

    The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to any such claims will not materially affect the results of operations or the financial position of the Company.

NOTE 4: OPERATING SEGMENTS

    The following table illustrates each of the Company's operating segments' revenues and operating income (loss) for the quarters ended April 3, 1999 and April 4, 1998, respectively. The amounts provided herein are those utilized by the respective segment's President, in conjunction with the Company's President and Chief Executive Officer, in allocating resources and evaluating performance.

                                                                     EMS     ADS      GRS       TOTAL
                                                                   -------  ------  --------   -------
QUARTER ENDED APRIL 3, 1999:
  Revenues:
    Product......................................................  $29,698  $2,044  $  4,941   $36,683
    Service......................................................    7,409   6,450     2,568    16,427
                                                                   -------  ------  --------   -------
      Total revenues.............................................  $37,107  $8,494  $  7,509   $53,110
                                                                   -------  ------  --------   -------
                                                                   -------  ------  --------   -------

  Operating income...............................................  $ 9,346  $1,220  $  1,257   $11,823
                                                                   -------  ------  --------   -------
                                                                   -------  ------  --------   -------

Quarter ended April 4, 1998:
  Revenues:
    Product......................................................  $31,377  $3,337  $    876   $35,590
    Service......................................................    7,779   4,957       748    13,484
                                                                   -------  ------  --------   -------
      Total revenues.............................................  $39,156  $8,294  $  1,624   $49,074
                                                                   -------  ------  --------   -------
                                                                   -------  ------  --------   -------

  Operating income (loss)........................................  $ 6,275  $  441  $ (1,523)  $ 5,193
                                                                   -------  ------  --------   -------
                                                                   -------  ------  --------   -------

    A reconciliation of the totals reported for the operating segments to net income before income taxes in the condensed consolidated financial statements is as follows:

                                           QUARTER               QUARTER
                                     ENDED APRIL 3, 1999   ENDED APRIL 4, 1998
                                     -------------------   --------------------
Operating income:
  Total for reportable segments....        $11,823                $5,193
  Corporate expenses (a)...........         (5,086)               (3,274)
                                           -------                ------
  Operating income per consolidated
    financial statements...........          6,737                 1,919
  Other expenses, net..............           (303)                 (420)
                                           -------                ------
Net income before income taxes.....        $ 6,434                $1,499
                                           -------                ------
                                           -------                ------

------------------------

(a) Includes amortization of capitalized software, corporate research and development and other charges.

                         GENRAD, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                  (Unaudited)

NOTE 5: TREASURY STOCK

    On June 11, 1998, the Company's Board of Directors authorized the Company to repurchase up to 2,500,000 shares of its common stock, which represented approximately 8.0% of the then issued and outstanding shares of common stock. At April 3, 1999, the Company had repurchased 1,225,600 shares of common stock at a cost of approximately $18.7 million. The Company accounts for its treasury stock utilizing the cost method.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
                                 of Operations
                         GenRad, Inc. and Subsidiaries
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

    The matters discussed herein contain forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Item 1 "Business" of the Company's Annual Report on Form 10-K for the year ended January 2, 1999 as well as those discussed in this section and elsewhere in this Quarterly Report on form 10-Q.

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

    EMS focuses on the integration of hardware and software for process control in the manufacture of printed circuit boards, emphasizing inspection technologies. EMS provides its customers with leading-edge, cost effective solutions used to collect data about its manufacturing process and provide reliable, timely and useful information which can be used to optimize manufacturing processes.

    ADS is a global leader in developing and marketing diagnostic solutions comprised of hardware, software and services which optimize the manufacturing and service capabilities of leading transportation and equipment companies. ADS solutions are used by its customers to maximize manufacturing efficiencies at time of product build as well as to maintain efficient and effective service operations throughout the product's life.

    GRS develops and markets product solutions and services to companies wishing to achieve and maintain control over manufacturing processes. GRS' flagship product, Shop Floor Data Manager -TM- ("SFDM"), manages a business's process information necessary to manufacture products according to plan. SFDM also enables the shop floor to communicate with a company's ERP systems to have a real time direct impact on a business's manufacturing operations.

                         GENRAD, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    The following table sets forth, for the periods indicated, the percentage of total revenue represented by certain items in the Company's Condensed Consolidated Statements of Operations.

                                                                            QUARTER ENDED
                                                                       ------------------------
                                                                        APRIL 3,     APRIL 4,
                                                                          1999         1998
                                                                       -----------  -----------
Total revenue........................................................      100.0%       100.0%
Cost of revenue......................................................       46.2%        48.5%
                                                                       -----------  -----------
Gross margin.........................................................       53.8%        51.5%
Selling, general and administrative..................................       32.3%        37.6%
Research and development.............................................        8.8%        10.0%
                                                                       -----------  -----------
    Total operating expenses.........................................       41.1%        47.6%
                                                                       -----------  -----------
Operating income.....................................................       12.7%         3.9%
Other income (expense)...............................................      (0.6)%       (0.8)%
Income tax benefit...................................................        7.3%        15.1%
                                                                       -----------  -----------
Net income...........................................................       19.4%        18.2%
                                                                       -----------  -----------
                                                                       -----------  -----------

1999 VS. 1998

    Orders for the Company's products and services increased to $59.4 million for the quarter ended April 3, 1999 from $53.9 million for the quarter ended April 4, 1998. Orders during the quarter ended April 3, 1999 totaled $44.5 million for EMS, $7.5 million for ADS and $7.4 million for GRS. Orders during the quarter ended April 4, 1998 totaled $45.0 million for EMS, $7.5 million for ADS and $1.4 million for GRS. The increase in orders for GRS is attributable to the acquisition of Industrial Computer Corporation ("ICC) in April 1998, which contributed an incremental $5.3 million in orders during the quarter ended April 3, 1999, as well as increased orders and order values for the Company's other GRS products. During the quarter ended April 3, 1999 orders in North America totaled $31.8 million, orders in Europe totaled $23.7 million and orders in Asia totaled $3.9 million. During the quarter ended April 4, 1998, orders in North America totaled $27.9 million, orders in Europe totaled $22.0 million and orders in Asia totaled $4.0 million. The increase in North American orders is attributable to the acquisition of ICC in April 1998, whose business at the present time is primarily in North America. The increase in European orders reflects the improved economies of many European countries during the first quarter of 1999.

    Backlog totaled $27.9 million at April 3, 1999 compared to $21.6 million at January 2, 1999. The Company believes that a substantial portion of backlog at April 3, 1999 will be shipped during the second quarter of 1999.

    Product revenue increased to $36.7 million for the quarter ended April 3, 1999 from $35.6 million for the quarter ended April 4, 1998. Product revenue for the quarter ended April 3, 1999 totaled $29.7 million for EMS, $2.0 million for ADS and $5.0 million for GRS. Product revenue for the quarter ended April 4, 1998 totaled $31.4 million for EMS, $3.3 million for ADS and $0.9 million for GRS. The declines of approximately $1.7 million for EMS and $1.3 million for ADS are attributable to lower demand for the Company's products during the quarter ended April 3, 1999 as compared to the quarter ended April 4, 1998. The increase of approximately $4.1 million in GRS product revenue is primarily attributable to the acquisition of ICC in April 1998, which contributed incremental product revenue of $3.7 million during the quarter ended April 3, 1999.

                         GENRAD, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Service revenue increased to $16.4 million for the quarter ended April 3, 1999 from $13.5 million for the quarter ended April 4, 1998. Service revenue for the quarter ended April 3, 1999 totaled $7.4 million for EMS, $6.4 million for ADS and $2.6 million for GRS. Service revenue for the quarter ended April 4, 1998 totaled $7.8 million for EMS, $5.0 million for ADS and $0.7 million for GRS. The increases of approximately $1.4 million for ADS and $1.9 million for GRS are attributable to increased volume of service contracts in ADS and the acquisition of ICC in April 1998 in GRS.

    Revenue from international markets decreased to $25.4 million, or 47.8% of revenue, for the quarter ended April 3, 1999 from $26.1 million, or 53.1% of revenue, for the quarter ended April 4, 1998. The percentage decrease was driven by increased volume of business in North America attributable to the acquisition of ICC in April 1998. Revenues from international markets are subject to the risks of currency fluctuations.

    Product margins were $22.3 million, or 60.8%, for the quarter ended April 3, 1999 compared to $20.5 million, or 57.6%, for the quarter ended April 4, 1998. The increase in product margins, in both dollar value and percentage, was caused by increased revenue and product margin in the Company's GRS business segment of $4.1 million and $3.9 million, respectively. GRS' product margins generally are significantly higher than the Company's EMS and ADS business segments. The increase in product margins attributable to the Company's GRS business segment was offset by decreased product margin in EMS and ADS of approximately $2.1 million. This decrease was caused by lower product revenue in the EMS business segment and continued competitive conditions in the markets which the Company serves.

    Inventory turnover, excluding inventory related to the Company's contract with The Ford Motor Company, for the quarter ended April 3, 1999 increased to
2.4 (annualized) as compared to 1.9 (annualized) for the quarter ended April 4, 1998. The increase in inventory turnover during the quarter ended April 3, 1999 as compared to the quarter ended April 4, 1998 is attributable to increased operating efficiencies in manufacturing resulting from the Company's restructuring efforts in 1998 as well as overall improved inventory management.

    Service margins were $6.3 million, or 38.1%, for the quarter ended April 3, 1999 compared to $4.8 million, or 35.5%, for the quarter ended April 4, 1999. The increase in service margins is attributable to increased utilization in the service operations of the EMS and ADS business segments, accounting for an increase in service margin of $0.7 million, and the acquisition of ICC in April 1998, accounting for approximately $0.8 million in incremental service margins.

    Selling, general and administrative expenses decreased to $17.1 million, or 32.3% of total revenue, for the quarter ended April 3, 1999 from $18.4 million, or 37.6% of total revenue, for the quarter ended April 4, 1998. The decrease in selling, general and administrative expenses, both in dollars and as a percentage of total revenue, is attributable to the restructuring actions management implemented during the second and third quarters of 1998, accounting for approximately $2.5 million of reduced selling, general and administrative expenses. This decrease was offset by approximately $1.2 million in incremental selling, general and administrative expenses resulting from the acquisition of ICC in April 1998. The Company expects to continue to focus on cost minimization efforts which it believes may result in continued lower selling, general and administrative expenses, particularly as a percentage of total revenue. However, there can be no assurances that such reductions can be achieved. Failure to achieve such reductions may impact the Company's financial position, results of operations or cash flow.

    Research and development expenses decreased to $4.7 million, or 8.8% of total revenue, for the quarter ended April 3, 1999 from $4.9 million, or 10.0% of total revenue, for the quarter ended April 4, 1998. During the quarter ended April 3, 1999, on-going research and development projects continue to be

                         GENRAD, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

for in-circuit and functional test equipment software, a next generation in-circuit hardware platform, a low cost functional test system and system enhancements to the Company's GRS suite of products. The decrease in research and development expenses is attributable to an increase in capitalized software of $0.2 million during the quarter ended April 3, 1999 compared to the quarter ended April 4, 1998. The Company expects to continue to invest in new product development and enhancements to its existing products.

    Interest expense decreased to $0.2 million for the quarter ended April 3, 1999 from $0.3 million for the quarter ended April 4, 1998. Interest expense relates to the five-year term loan entered into in June 1997 which provided approximately $12.0 million for the purchase of furniture and fixtures for the Company's corporate headquarters and manufacturing facilities in Westford, Massachusetts. Interest is payable quarterly in arrears at LIBOR plus 1.25%. The decrease in interest expense is attributable to a decline in the LIBOR interest rate during the quarter ended April 3, 1999 compared to the quarter ended April 4, 1998.

    A net income tax benefit of $3.9 million was recorded in the quarter ended April 3, 1999 compared to a net income tax benefit of $7.4 million in the quarter ended April 3, 1998. The recorded income tax benefit of $3.9 million results primarily from a reversal of a portion of the Company's deferred tax asset valuation allowance totaling $4.5 million which was recorded due to management's expectations of future income and expected utilization of the Company's domestic and foreign net operating loss carryforwards. Excluding the reversal of a portion of the deferred tax asset valuation allowance, the income tax provision increased to $0.6 million for the quarter ended April 3, 1999 from $0.1 million for the quarter ended April 3, 1998. The increase in the income tax provision is caused by higher pre-tax net income. Management will continue to assess the realizability of deferred tax assets based on actual and forecasted results.

LIQUIDITY AND SOURCES OF CAPITAL

SOURCES AND USES OF CASH

    Cash and cash equivalents at April 3, 1999 totaled approximately $11.9 million, compared to approximately $13.0 million at January 2, 1999 and approximately $16.3 million at April 4, 1998. The Company's current ratio at April 3, 1999 and January 2, 1999 was 2.5 and was 3.9 at April 4, 1998. Net cash provided by operating activities was $3.8 million for the quarter ended April 3, 1999, compared to net cash used in operating activities of $1.7 million for the quarter ended April 4, 1998.

    The change in cash provided by operating activities during the quarter ended April 3, 1999 as compared to the quarter ended April 4, 1998 is primarily derived from increased net income, improved inventory management during the quarter, improved payment timing on long-term contracts, and better cash management related to timing of vendor payments, all of which are offset by a decrease in net cash collections during the quarter ended April 3, 1999.

    During the quarter ended April 3, 1999, the Company's accounts receivable turnover was approximately 3.6 (annualized) compared to approximately 3.5 (annualized) for the quarter ended April 4, 1998. The slight improvement reflects management's continued focus on cash collections, offset by continued customer demands for more favorable payment terms during the quarter ended April 3, 1999.

    During the quarter ended April 3, 1999, net cash used in investing activities was $6.5 million, compared to $5.6 million for the quarter ended April 4, 1998. Capital expenditures totaled $5.1 million for the quarter ended April 3, 1999 compared to $4.4 million for the quarter ended April 4, 1998. Cash used in

                         GENRAD, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

the acquisition of certain intangible assets totaled $1.4 million for the quarter ended April 3, 1999 compared to $1.2 million for the quarter ended April 4, 1998.

    The increase in capital expenditures during the quarter ended April 3, 1999 compared to the quarter ended April 4, 1998 is attributable to the Company's new business system implementation. Beginning in 1998, the Company began efforts to implement SAP R/3 -TM- ("SAP"), an enterprise resource planning system. During the quarter ended April 3, 1999, total capital expenditures related to the Company's SAP implementation totaled approximately $2.7 million. At the end of 1998, the Company had completed Phase I of this project with the successful implementation of certain modules of the SAP ERP system. During the quarter ended April 3, 1999, the Company began Phase II of this project, which involves the implementation of certain other modules of SAP, including sales, manufacturing and distribution related modules. Total expenditures in 1999 are expected to approximate $7.0 million to $8.0 million. Thereafter, the Company expects to continue to incur certain capital expenditures related to the implementation of SAP, however such expenditures are expected to be significantly less than those made in 1998 and expected to be made in 1999.

    Cash used in the acquisition of certain intangible assets of $1.4 million represents the costs of software capitalized in accordance with Statement of Financial Accounting Standards No. 86 as well as the direct purchase of certain intangible assets from third parties.

    Net cash used in financing activities was $0.1 million for the quarter ended April 3, 1999 compared to net cash provided by financing activities of $1.7 million for the quarter ended April 4, 1998. The change in cash provided by/used in financing activities during the quarter ended April 3, 1999 as compared to the quarter ended April 4, 1998 is primarily attributable to the Company's stock repurchase plan. During the quarter ended April 3, 1999, the Company re-acquired shares of its common stock at a total cost of approximately $3.7 million. Offsetting this cash outflow were proceeds from the issuance of common stock related to the Company's employee stock plans totaling $4.2 million during the quarter ended April 3, 1999 compared to $2.3 million during the quarter ended April 4, 1998.

STOCK REPURCHASE PROGRAM

    During the second quarter of 1998, the Company commenced a stock repurchase program whereby the Company will purchase, in the open market, shares of its stock. The Company intends to buy back its stock at times when the market price of the stock presents opportunities to do so. The Company's stock repurchase plan is intended as a means to partially mitigate the dilutive impact of stock options and to provide an alternative investment for the Company's excess cash. The Plan has been funded entirely through operating cash flow, however, the Company may if it considers it prudent, utilize its available credit facilities in connection with its stock repurchase program. Through April 3, 1999, the Company had utilized approximately $18.7 million to repurchase 1,225,600 shares of its common stock.

CREDIT FACILITY

    The Company has a $50.0 million credit facility, which requires the Company to maintain certain financial and operating covenants and expires in July 2001. Borrowings on the line are payable on demand and bear interest, which is payable quarterly in arrears, at the lesser of the bank's prime rate or LIBOR plus a range from 0.75% to 1.50%, as determined from time to time by the bank. Under the terms of the credit facility, the Company is required to pay a commitment fee on the unused portion of the line ranging from 0.25% to 0.50% of the total unused portion of the line dependent on the Company's operating performance. At April 3, 1999, no borrowings were outstanding under the line.

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

THE INTRODUCTION OF THE EURO

    The Company is aware of and has developed systems designed to handle the introduction of the Euro as an effective currency in Europe. Although the Company believes the systems that have been implemented are sufficient for the Company to be able to process Euro denominated transactions, there can be no assurances that such systems will continue to function as designed. If they do not so function, GenRad's financial results could be adversely affected. To date, the Company has not encountered any significant processing issues related to the introduction of the Euro. The introduction of the Euro has not materially affected the manner in which the Company conducts its operations, nor has it required the Company to alter any significant contracts with suppliers and/or financial institutions.

                         GENRAD, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FACTORS THAT MAY AFFECT FUTURE RESULTS

    This Quarterly Report may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results of operations and future financial condition may differ materially from those expressed in any such forward-looking statements as a result of many factors that may be beyond the Company's control. Factors that might cause such differences include, but are not limited to, those discussed below.

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

                         GENRAD, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    GenRad has a comprehensive worldwide program that is intended to identify and correct potential material problems related to the Year 2000 in its products, information systems, infrastructure and manufacturing facilities. The work plan established involves the following phases:

                                                                                           ANTICIPATED
PHASE                                                         STATUS                     COMPLETION DATE
------------------------------------------------  ------------------------------  ------------------------------
Inventory GenRad products, assets, facilities     First pass complete.            Planned for summer of 1999 as
  and manufacturing and business processes.                                         verification of first pass.
                                                                                    Final review scheduled for
                                                                                    completion in Fall 1999.

Assess the risk associated with that inventory.   First pass complete.            Planned for summer of 1999 as
                                                                                    verification of first pass.
                                                                                    Final review scheduled for
                                                                                    completion in Fall 1999.

Correct business systems impacted by Year 2000    On-going                        Fall 1999.
  issues.

Identify and communicate to customers those       On-going. Customers are         Fall 1999.
  products that will be Year 2000 compliant,        identified as product
  that have a remediation path to make those        assessments are completed.
  products Year 2000 compliant and that have no
  remediation path and will not be Year 2000
  compliant.

Test and document all of the above that must be   On going.                       Fall 1999.
  or are represented to be compliant.

    A number of inventory reviews have been completed and will continue to be updated in the future. Software and hardware, as well as tools to test, age and evaluate data, have been acquired, are being installed and are being utilized for the Year 2000 compliance work plan. Test plans for items identified as critical are either being deployed or currently being developed.

    Prior to addressing the Year 2000 issue, GenRad had decided to replace all of its business system software. GenRad is replacing its worldwide business systems with systems that use programs primarily from SAP America, Inc. ("SAP"). SAP has advised GenRad that its programs are Year 2000 compliant. The financial system replacement was completed in the first quarter of 1999, while the manufacturing, materials, order entry and service portions are scheduled for completion in the fourth quarter of 1999. As a contingency, the existing business systems have been corrected, tested and determined to be Year 2000 compliant. Although the results have been tested, there can be no assurances that such systems will function as tested, if necessary, in the Year 2000.

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

    GenRad has initiated formal communications with all significant external interfaces, including customers, banks and municipal agencies, and suppliers to determine the extent to which GenRad is vulnerable to third party failures to correct their own potential Year 2000 problems. GenRad's primary significant external interfaces include its external banking service providers and municipal agencies. The Company's banking service providers provide necessary service to the Company in the area of cash management. Certain municipal agencies in the municipalities in which GenRad operates provide necessary water and sewerage services to the Company. GenRad's formal communications with suppliers and other significant external interfaces have resulted in 59% of those contacted responding. As of the date of this report, the Company has not identified any suppliers or external interfaces which it believes critical to have a known Year 2000 compliance problem. GenRad's formal communications with its customers have resulted in a 13% response rate of those contacted responding. A failure of any of these interfaces or suppliers to adequately address their Year 2000 issues could adversely affect the Company's operations. This communication process is on going and is scheduled for completion by July of 1999.

    Upon completion the results will be evaluated in the context of GenRad's contingency plans. To date, GenRad has not identified any specific external interfaces which it considers to place the Company at risk. However, no formal discussions have yet to occur with the municipalities in which GenRad operates as it pertains to local services such as water supply and sewerage services.

    Costs incurred to date for the Year 2000 issue, primarily related to software corrections, are approximately $750,000 with estimated future costs of $475,000. The costs were and will continue to be funded through internally generated resources, without cannibalizing the Company's information technology budget or resources, and expensed as incurred in accordance with EITF 96-14, "Accounting For the Costs Associated with Modifying Computer Software for the Year 2000."

    Management believes that Year 2000 issues will be addressed in a manner that will prevent such issues from having a material adverse effect on GenRad results of operations, financial position or cash flows. However, there can be no assurances that management will be successful in addressing all Year 2000 issues. If management is not, the Company's operating results and financial position could be materially and adversely impacted. In the worst case, although not anticipated or considered likely by GenRad management, the Company may not be able to operate manufacturing facilities or other support functions which would have a material adverse effect on the Company's financial position and results of operations for periods subsequent to 1999. Management believes that its contingency plans, which include the use of alternative manufacturing facilities currently available to the Company, and business systems, which the Company currently utilizes, are adequate to mitigate the risk associated with the Company's worst case scenario.

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

(a) The following Exhibits are filed as part of this report:

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

    10.10  Severance Agreement between GenRad, Inc. and Walter A. Shephard effective as of
           October 24, 1997, incorporated by reference to Exhibit 10.10 of the Company's report on Form 10-K for the year ended January 3, 1998.

    10.11  Severance Agreement between GenRad, Inc. and Gary H. Mueller effective as of October
           24, 1997, incorporated by reference to Exhibit 10.11 of the Company's report on Form
           10-K for the year ended January 3, 1998.

    10.12  Agreement dated February 12, 1997 between GenRad Limited and Ford Motor Company, incorporated by reference to Exhibit 10.12 Of the Company's report on Form 10-K for the year ended January 2, 1999.

    10.13  Settlement agreement and Mutual General Release dated April 7, 1999 between William
           E. Gaines, William E. Massaker, Frank B. Wingate and Heritage Investment Limited
           Partnership and GenRad, Inc., James F. Lyons and Paul Pronsky Jr., incorporated by reference to Exhibit 10.13 of the Company's report on Form 10-K for the year ended
           January 2, 1999.

     11.   Statement re: Computation of Net Income Per Share, attached.

     27.   Financial Data Schedule, attached.

(b) There were no reports on Form 8-K filed during the quarter ended April 3, 1999.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                GENRAD, INC.

                                By:  /s/ WALTER A. SHEPHARD
                                     -----------------------------------------
                                     Walter A. Shephard
                                     Vice President and
                                     Chief Financial Officer and Clerk

Date: May 17, 1999