Form 10-Q
period 1999-07-03
GENRAD INC
filed 1999-08-17
CIK 40972

================================================================================

                      UNITED STATES SECURITIES AND EXCHANGE
                                   COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

                |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter Ended July 3, 1999

                                       OR
            | | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934

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

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

29,714,764 shares of the Common Stock, $1 par value, were outstanding on August 13, 1999.

================================================================================

                          GenRad, Inc. and Subsidiaries
                          Quarterly Report on Form 10-Q
                         Three Months Ended July 3, 1999
                                Table of Contents

                                                                            Page
                                                                            ----
Part I. Financial Information:
        Item 1: Condensed Consolidated Statements
                  Condensed Consolidated Statements of Operations ........   1
                  Condensed Consolidated Balance Sheets ..................   2
                  Condensed Consolidated Statements of Cash Flows ........   3
                  Notes to Condensed Consolidated Financial Statements ...   5

        Item 2: Management's Discussion and Analysis of
                  Financial Condition and Results of Operations ..........  11
Part II. Other Information:
        Item 4: Submissions of Matters to a Vote of Security Holders......  24

        Item 6. Exhibits and Reports on Form 8-K .........................  24

                Signatures ...............................................  26

                                     PART I
               Item 1. Condensed Consolidated Financial Statements

                          GenRad, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                        Three Months Ended        Six Months Ended
                                                     ----------------------    ----------------------
                                                       July 3,      July 4,     July 3,      July 4,
                                                        1999         1998         1999         1998
                                                     ---------    ---------    ---------    ---------
Revenue:
      Product                                        $  46,069    $  41,163    $  82,752    $  76,752
      Service                                           17,549       17,777       33,976       31,260
                                                     ---------    ---------    ---------    ---------
          Total revenue                                 63,618       58,940      116,728      108,012

Cost of revenue:
      Product                                           22,806       20,358       37,188       35,457
      Service                                           10,048       10,066       20,224       18,767
                                                     ---------    ---------    ---------    ---------
          Total cost of revenue                         32,854       30,424       57,412       54,224
                                                     ---------    ---------    ---------    ---------

Gross margin                                            30,764       28,516       59,316       53,788

Operating expenses:
      Selling, general and administrative               16,990       17,456       34,121       35,890
      Research and development                           4,788        5,444        9,472       10,363
      Acquired in-process research and development          --       10,097           --       10,097
      Restructuring charges                                 --        3,263           --        3,263
      Loss from impairment of intangible assets             --        4,906           --        4,906
                                                     ---------    ---------    ---------    ---------
          Total operating expenses                      21,778       41,166       43,593       64,519
                                                     ---------    ---------    ---------    ---------

Operating income (loss)                                  8,986      (12,650)      15,723      (10,731)

Other income (expense):
      Interest income                                       30           97          157          314
      Interest expense                                    (262)        (270)        (486)        (596)
      Other, net                                           100          211         (106)        (101)
                                                     ---------    ---------    ---------    ---------
          Total other income (expense)                    (132)          38         (435)        (383)
                                                     ---------    ---------    ---------    ---------

Net income (loss) before income taxes                    8,854      (12,612)      15,288      (11,114)
Income tax benefit (expense)                              (894)         672        2,994        8,082
                                                     ---------    ---------    ---------    ---------
Net income (loss)                                    $   7,960    $ (11,940)   $  18,282    $  (3,032)
                                                     =========    =========    =========    =========

Net income (loss) per share:
      Basic                                          $    0.28    $   (0.42)   $    0.64    $   (0.11)
                                                     =========    =========    =========    =========
      Diluted                                        $    0.27    $   (0.42)   $    0.62    $   (0.11)
                                                     =========    =========    =========    =========

Weighted average shares outstanding:
      Basic                                             28,518       28,286       28,392       27,887
                                                     =========    =========    =========    =========
      Diluted                                           29,480       28,286       29,412       27,877
                                                     =========    =========    =========    =========

              The accompanying notes are an integral part of these
                  Condensed Consolidated Financial Statements.

                         GenRad, Inc. and Subsidiaries
                     Condensed Consolidated Balance Sheets
                    (In thousands, except per share amounts)

                                                                    July 3,     January 2,
                                                                      1999         1999
                                                                   ---------    ---------
                                                                  (Unaudited)
Assets
  Current Assets:
      Cash and cash equivalents                                    $   8,799    $  12,998
      Accounts receivable, less allowance for doubtful
        accounts of $1,996 and $1,538                                 75,973       65,490
      Inventory                                                       50,274       32,989
      Other current assets                                             7,754        7,119
                                                                   ---------    ---------
          Total current assets                                       142,800      118,596

Property and equipment, net of accumulated depreciation
      of $38,281 and $37,769                                          42,162       37,269
Deferred tax assets                                                   19,921       15,368
Intangible assets, net of accumulated amortization of
      $7,904 and $5,636                                               36,441       35,744
Other assets                                                           1,104        1,248
                                                                   ---------    ---------
                                                                   $ 242,428    $ 208,225
                                                                   =========    =========

Liabilities and Stockholders' Equity
  Current liabilities:
      Line of Credit                                               $  15,585    $      --
      Accounts payable                                                17,551       10,299
      Accrued liabilities                                              6,919       19,786
      Deferred revenue                                                10,081        6,789
      Accrued compensation and employee benefits                       5,257        6,844
      Accrued income taxes                                             2,174          620
      Current portion of long-term debt                                2,301        2,425
                                                                   ---------    ---------
          Total current liabilities                                   59,868       46,763

Long-term debt                                                         4,602        6,062
Accrued pension benefits                                              10,947       11,488
Lease costs of excess facilities                                       3,922        3,854
Deferred revenue                                                         898          962
Other long-term liabilities                                            3,839        5,065

Commitments and Contingencies

  Stockholders' equity:
      Common stock, $1.00 par value, 60,000 shares authorized;
        29,713 and 29,176 issued and outstanding at July 3, 1999
        and January 2, 1999, respectively                             29,713       29,176
      Additional paid-in capital, common stock                       219,244      214,227
      Treasury stock, net                                            (15,307)     (14,958)
      Accumulated deficit                                            (73,278)     (91,560)
      Accumulated other comprehensive loss                            (2,020)      (2,854)
                                                                   ---------    ---------
          Total stockholders' equity                                 158,352      134,031
                                                                   ---------    ---------
                                                                   $ 242,428    $ 208,225
                                                                   =========    =========

              The accompanying notes are an integral part of these
                  Condensed Consolidated Financial Statements.

                          GenRad, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                            Six Months Ended
                                                          --------------------
                                                           July 3,     July 4,
                                                            1999        1998
                                                          --------    --------
Operating activities:
    Net income                                            $ 18,282    $ (3,032)
    Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
        Depreciation and amortization                        6,401       6,553
        Loss on disposal of property and equipment             392         322
        Deferred income tax benefit                         (4,500)     (7,500)
        Lease costs of excess facilities, net                  (34)       (745)
        Acquired in-process research and development            --       8,420
        Loss from impairment of intangible assets               --       4,906
    Increase (decrease) resulting from changes in
      operating assets and liabilities:
        Accounts receivable, net                           (12,113)      9,221
        Inventory                                          (18,413)     (7,225)
        Other current assets                                  (717)       (403)
        Accounts payable                                     7,523      (3,031)
        Accrued liabilities                                (12,416)      1,045
        Deferred revenue                                     3,274       1,789
        Accrued compensation and employee benefits          (1,460)     (1,952)
        Accrued income taxes                                 1,520        (968)
        Other, net                                          (1,096)          4
                                                          --------    --------
    Net cash (used in) provided by operating activities    (13,357)      7,404

Investing activities:
    Purchases of property and equipment                     (9,978)     (8,070)
    Purchase of subsidiary                                      --      (2,925)
    Purchase of intangible assets                           (2,965)     (2,418)
                                                          --------    --------
    Net cash (used in) investing activities                (12,943)    (13,413)

Financing activities:
    Principal payments on long-term debt                    (1,163)     (1,212)
    Borrowings on credit facility                           31,475          --
    Principal payments on credit facility                  (15,890)         --
    Proceeds from employee stock plans                       8,901       3,454
    Purchase of treasury stock                              (3,696)     (1,618)
                                                          --------    --------
    Net cash provided by financing activities               19,627         624

Effect of exchange rates on cash and cash equivalents        2,474        (355)
                                                          --------    --------
Decrease in cash and cash equivalents                       (4,199)     (5,740)
Cash and cash equivalents at beginning of period            12,998      21,883
                                                          --------    --------
Cash and cash equivalents at end of period                $  8,799    $ 16,143
                                                          ========    ========

                          GenRad, Inc. and Subsidiaries
           Condensed Consolidated Statements of Cash Flows (Continued)
                                 (In thousands)
                                   (Unaudited)

Supplemental Disclosure of Non-Cash Financing and Investing Activities:

      Stock issued in association with the Company's acquisition of Industrial Computer Corporation in April 1998 totaled approximately $36.6 million.

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

                          GenRad, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 1: Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary to present fairly the consolidated financial position at July 3, 1999 and January 2, 1999, and the results of operations and cash flows for the three and six months ended July 3, 1999 and July 4, 1998, respectively. Interim results are not necessarily indicative of the results for the full fiscal year.

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

Net Income per Share

      A reconciliation of the weighted average shares used in computing net income per share in accordance with Statement of Financial Accounting Standards No. 128 "Earnings per Share" for the three and six months ended July 3, 1999 and July 4, 1998, respectively, is as follows (in thousands):

                                              Three Months Ended        Six Months Ended
                                              ------------------        ----------------
                                               July 3,    July 4,      July 3,    July 4,
                                                1999       1998         1999       1998
                                               ------     ------       ------     ------
Basic: Weighted average shares outstanding     28,518     28,286       28,392     27,887
         Assumed exercise of stock options        962         --        1,020         --
                                               ------     ------       ------     ------
Diluted: Weighted average shares outstanding   29,480     28,286       29,412     27,887
                                               ======     ======       ======     ======

Comprehensive Income (Loss)

      For the three and six months ended July 3, 1999, comprehensive income
(loss) included changes in cumulative foreign currency translation adjustments of $0.1 and $0.8 million, compared to $(0.3) and $(0.6) million for the three and six months ended July 4, 1998. Total comprehensive income (loss) for the three and six months ended July 3, 1999 totaled $8.1 and $19.1 million, compared to $(12.2) and $(3.6) million for the three and six months ended July 4, 1998. At July 3, 1999, accumulated other comprehensive loss totaled $2.0 million.

Note 2: Acquisitions

Industrial Computer Corporation

      On April 7, 1998, GenRad acquired all of the then outstanding common shares of Industrial Computer Corporation ("ICC"), a software company providing real-time manufacturing execution systems to electronics manufacturers. ICC was established in 1980 and is located in Atlanta, Georgia. The transaction was accounted for as a purchase, and accordingly, the purchase price was allocated

                          GenRad, Inc. and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (Continued)
                                   (Unaudited)

to the assets acquired and liabilities assumed based on their respective fair values. In connection with the acquisition of ICC, 1,237,917 shares of GenRad's common stock were issued for all of the then outstanding shares of ICC in a tax-free reorganization. The total consideration for the acquisition of ICC was approximately $36.6 million. Direct costs of the acquisition totaled approximately $1.6 million and consisted primarily of legal fees, accounting fees and broker fees. The results of ICC are included in the 1998 financial statements beginning from the date of purchase.

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
                                                                       --------
                                                                       $ 38,199
                                                                       ========

      The Securities and Exchange Commission ("SEC"), in September 1998, issued guidance related to the valuation of acquired in-process research and development as set forth in its letter dated September 9, 1998 from the Chief Accountant of the SEC to the American Institute of Certified Public Accountants. In April 1999, the Company corresponded with the staff of the SEC ("the Staff") concerning the application of the methodology to the valuation of the incomplete technology and other intangible assets and implemented the methodology. As a result of the application of the valuation methodology the purchase price was allocated to acquired in-process research and development, developed technology, assembled workforce and tradename. In April 1999 the Company restated its originally filed Form 10-Q filings for its second and third quarters of fiscal 1998 using this methodology.

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

                          GenRad, Inc. and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (Continued)
                                   (Unaudited)

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

      Significant assumptions used to determine the value of the acquired in-process research and development included several factors. The first was a forecast of net cash flows that were expected to result from the in-process development effort using projections prepared by ICC management, portions of which (1998 and 1999) were provided to GenRad's Board of Directors. Net cash flow projections included projected revenue growth and trends in profit margins and selling, general and administrative expenses that were consistent with recent historical trends prior to the acquisition. Second, a percentage complete of 69% for the project estimated by considering the costs invested to date relative to the expected total cost of the development effort, supported by the amount of technological progress completed as of the transaction date relative to the overall technological achievements required to achieve the intended functionality of the eventual product. The technological issues were addressed primarily by engineering representatives from ICC along with the Company's independent valuation advisors. Third, a 24% discount rate, which represents a rate equivalent to that which would be employed in a fair value analysis, i.e., one that considers all cash flows associated with the product. Lastly, a core technology charge reflected as one-third of after tax net income related to the in-process project was utilized. This rate represents an amount that the Company would be required to pay in royalties assuming it had licensed the products expected to be derived from the acquired in-process development efforts.

      As of July 3, 1999, the technological feasibility of the project has been reached and no significant departures from the assumptions included in the valuation analysis have occurred.

Manufacturing Execution Systems Business

      On April 9, 1998, GenRad acquired certain assets of the Manufacturing Execution Systems ("MES") business of Valstar Systems Limited ("Valstar") located in Aberdeen, Scotland. Valstar's MES component provides integration services and support and distribution in Europe for ICC's Software.

      Total consideration paid for Valstar's MES business was $3.2 million in cash, including acquisition costs, funded through internally generated funds. As part of the acquisition, the Company entered into a two-year consulting and services agreement with Valstar that includes securing certain Valstar personnel and other resources to transition the business to GenRad. Of the $3.0 million purchase price, $2.0 million was paid on April 9, 1998 and $1.0 million was released from escrow on October 7, 1998 as certain contingencies were achieved. Direct costs of the acquisition totaled approximately $0.2 million and consisted primarily of legal and accounting fees.

                          GenRad, Inc. and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (Continued)
                                   (Unaudited)

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
                                                             ------
                                                             $3,200
                                                             ======

Note 3: Restructuring, Impairment and Other Charges

      During the three months ended July 4, 1998, the Company recorded certain restructuring and other charges totaling approximately $9.8 million, summarized as follows (in thousands):

              Impairment loss                              $  4,900
              Acquired in-process diagnostic software         1,700
              Restructuring and other charges                 3,200
                                                           --------
                                                           $  9,800
                                                           ========

Impairment loss

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

      Through July 4, 1998 the historical financial performance of these entities continued to be less than anticipated and the businesses had been negatively impacted by a decline in the in-circuit test market. Due to these factors as well as certain management changes during the three months ended July 4, 1998, the Company prepared revised projections of future operating cash flows relating to these businesses, which indicated that the businesses would not generate sufficient operating cash flows to realize the carrying value of the intangible assets. This analysis was performed in accordance with the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of." As a result, a $4.9 million impairment loss, representing the net book value of goodwill, was recorded during the three months ended July 4, 1998 and is included in the accompanying condensed consolidated statements of operations for three and six months ended July 4, 1998.

Acquired in-process diagnostic software

      On July 2, 1998, the Company acquired the rights to certain diagnostic software for which technological feasibility had not been established. The Company plans to use the acquired technology in the diagnosis of increasingly complex mechatronic systems, particularly in vehicle systems. At the time of acquisition, the acquired technology had not yet reached technological feasibility, had no alternative future uses and, accordingly, the entire purchase price was expensed. The total of $1.7 million is included in acquired in-process research and development in the accompanying condensed consolidated statements of operations for the three and six months ended July 4, 1998.

                          GenRad, Inc. and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (Continued)
                                   (Unaudited)

Restructuring and other charges

      During the three months ended July 4, 1998, the Company restructured its operations, which resulted in a workforce reduction of approximately 130 employees or 9% of the Company's workforce. In accordance with EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity", the Company recorded a charge for restructuring totaling approximately $3.2 million for severance costs and post employment benefits, write offs of certain fixed assets which will no longer be utilized and for the termination fees of certain equipment and real estate leases.

Note 4: Inventory

      Inventory consists of the following at July 3, 1999 and January 2, 1999, respectively (in thousands):

                                           July 3,      January 2,
                                             1999         1999
                                           -------       -------
Raw materials                              $11,826       $ 8,992
Work in process                             19,936        15,204
Finished goods                              18,512         8,793
                                           -------       -------
                                           $50,274       $32,989
                                           =======       =======
Note 5:  Contingencies

      The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to any such claims will not materially affect the results of operations or the financial position of the Company.

Note 6: Operating Segments

      The following table illustrates, (in thousands), each of the Company's operating segments' revenues and operating income (loss) for the three and six months ended July 3, 1999 and July 4, 1998, respectively. The amounts provided herein are those utilized by the respective segment's President, in conjunction with the Company's President and Chief Executive Officer, in allocating resources and evaluating performance.

                                     EMS       ADS       GRS       Total
                                   -------   -------   -------    -------
Three months ended July 3, 1999:
  Revenues:
    Product                        $35,500   $ 9,055   $ 1,514    $46,069
    Service                          8,241     5,876     3,432     17,549
                                   -------   -------   -------    -------
      Total revenues               $43,741   $14,931   $ 4,946    $63,618
                                   =======   =======   =======    =======

  Operating income (loss)          $13,170   $ 2,596   $  (904)   $14,862
                                   =======   =======   =======    =======

Three months ended July 4, 1998:
  Revenues:
    Product                        $37,414   $ 2,049   $ 1,700    $41,163
    Service                          9,309     5,981     2,487     17,777
                                   -------   -------   -------    -------
      Total revenues               $46,723   $ 8,030   $ 4,187    $58,940
                                   =======   =======   =======    =======

  Operating income (loss)          $10,215   $   360   $(1,413)   $ 9,162
                                   =======   =======   =======    =======

                          GenRad, Inc. and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (Continued)
                                   (Unaudited)

Note 6: Operating Segments (continued)

                                     EMS        ADS        GRS        Total
                                   --------   --------   --------    --------
Six months ended July 3, 1999:
  Revenues:
     Product                       $ 65,198   $ 11,099   $  6,455    $ 82,752
     Service                         15,650     12,326      6,000      33,976
                                   --------   --------   --------    --------
         Total revenues            $ 80,848   $ 23,425   $ 12,455    $116,728
                                   ========   ========   ========    ========

    Operating income               $ 22,516   $  3,816   $    353    $ 26,685
                                   ========   ========   ========    ========

Six months ended July 4, 1998:
  Revenues:
    Product                        $ 68,791   $  5,386   $  2,575    $ 76,752
    Service                          17,088     10,938   $  3,234      31,260
                                   --------   --------   --------    --------
         Total revenues            $ 85,879   $ 16,324   $  5,809    $108,012
                                   ========   ========   ========    ========

    Operating income (loss)        $ 16,490   $    801   $ (2,936)   $ 14,355
                                   ========   ========   ========    ========

      A reconciliation of the totals reported for the operating segments to net income (loss) before income taxes in the condensed consolidated financial statements is as follows:

                                            Three Months Ended       Six Months Ended
                                           --------------------    --------------------
                                            July 3,     July 4,     July 3,     July 4,
                                             1999        1998        1999        1998
                                           --------    --------    --------    --------
Operating income:
   Total for reportable segments           $ 14,862    $  9,162    $ 26,685    $ 14,355
   Corporate expenses (a)                    (5,876)    (21,812)    (10,962)    (25,086)
                                           --------    --------    --------    --------
   Operating income (loss) per condensed
     consolidated financial statements        8,986     (12,650)     15,723     (10,731)
   Other income (expenses), net                (132)         38        (435)       (383)
                                           --------    --------    --------    --------
Net income (loss) before income taxes      $  8,854    $(12,612)   $ 15,288    $(11,114)
                                           ========    ========    ========    ========

(a) Includes amortization of capitalized software, corporate research and development and other charges.

Note 7: Treasury Stock

      On June 11, 1998, the Company's Board of Directors authorized the Company to repurchase up to 2,500,000 shares of its common stock, which represented approximately 8.0% of the then issued and outstanding shares of common stock. At July 3, 1999, the Company had repurchased 1,225,600 shares of common stock at a cost of approximately $18.7 million. The Company accounts for its treasury stock utilizing the cost method.

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

Overview

      GenRad, Inc. ("GenRad" or "the Company"), which commenced operations in 1915, is a leading global manufacturing solutions company. GenRad designs, manufactures and markets integrated hardware and software solutions that enable the successful manufacture, test and service of microprocessors and other electronic devices and components. The Company operates primarily in North America, Europe and Southeast Asia through its three business segments, Electronic Manufacturing Solutions ("EMS"), Advanced Diagnostic Solutions ("ADS") and GR Software ("GRS").

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

      GRS develops and markets product solutions and services to companies wishing to achieve and maintain control over manufacturing processes. GRS' products manage a business's process information necessary to manufacture products according to plan. They also enable the shop floor to communicate with a company's ERP systems to have a real time direct impact on a business's manufacturing operations.

                          GenRad, Inc. and Subsidiaries
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Results of Operations

      The following table sets forth, for the periods indicated, the percentage of total revenue represented by certain items in the Company's Condensed Consolidated Statements of Operations.

                                     Three Months Ended   Six Months Ended
                                     ------------------   ----------------
                                      July 3,   July 4,   July 3,   July 4,
                                       1999      1998      1999      1998
                                      -----     -----     -----     -----

Total revenue                         100.0%    100.0%    100.0%    100.0%
Cost of revenue                        51.7%     51.6%     49.2%     50.2%
                                      -----     -----     -----     -----

Gross margin                           48.3%     48.4%     50.8%     49.8%

Selling, general and administrative    26.7%     29.6%     29.2%     33.2%
Research and development                7.5%      9.2%      8.1%      9.6%
Acquired in-process research
  and development                        --      17.2%       --       9.4%
Restructuring charges                    --       5.6%       --       3.0%
Loss from impairment of
  intangible assets                      --       8.3%       --       4.5%
                                      -----     -----     -----     -----
      Total operating expenses         34.2%     69.9%     37.3%     59.7%
                                      -----     -----     -----     -----
Operating income                       14.1%    (21.5)%    13.5%     (9.9)%
Other income (expense)                 (0.2)%     0.1%     (0.4)%    (0.4)%
Income tax benefit (expense)           (1.4)%     1.1%      2.6%      7.5%
                                      -----     -----     -----     -----
Net income (loss)                      12.5%    (20.3)%    15.7%     (2.8)%
                                      =====     =====     =====     =====

1999 vs. 1998

      Orders for the Company's products and services increased to $96.0 and $155.3 million for the three and six months ended July 3, 1999 from $52.9 and $106.8 million for the three and six months ended July 4, 1998. Orders for the three and six months ended July 3, 1999 totaled $46.4 and $90.8 million for EMS, $45.6 and $53.1 million for ADS and $4.0 and $11.4 million for GRS. Orders during the three and six months ended July 4, 1998 totaled $39.6 and $84.6 million for EMS, $8.0 and $15.5 million for ADS and $5.3 and $6.7 million for GRS.

      The increase in EMS orders for the three and six months ended July 3, 1999 compared to the comparable periods ended July 4, 1998 reflects increasing activity driven by the global expansion of the Company's contract manufacturing customers. The increase in ADS orders for the three and six months ended July 3, 1999 compared to the comparable periods ended July 4, 1998 is attributable to both the European and North American launches of the Company's WDS product for The Ford Motor Company ("Ford"). The decrease in GRS orders for the three months ended July 3, 1999 compared to the three months ended July 4, 1998 reflects the timing of significant customer orders. The increase in GRS orders for the six months ended July 3, 1999 compared to the six months ended July 4, 1998 is attributable to the acquisition of Industrial Computer Corporation ("ICC") in April 1998.

      During the three and six months ended July 3, 1999 orders in North America totaled $58.8 and $90.6 million, orders in Europe totaled $31.7 and $55.3 million and orders in Asia totaled $5.5 and $9.4 million. During the three and six months ended July 4, 1998, orders in North America totaled $30.8 and $58.7 million, orders in Europe totaled $18.5 and $40.5 million and orders in Asia

                          GenRad, Inc. and Subsidiaries
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

totaled $3.6 and $7.6 million. For the three and six months ended July 3, 1999 as compared to the comparable periods ended July 4, 1998, the increase in North American orders reflects the North American launch of the Company's WDS product for Ford while the increase in European orders reflects the European launch of the WDS product, the global expansion of the Company's contract manufacturing customers and improving economies of many European countries during 1999.

      Backlog totaled $60.3 million at July 3, 1999 compared to $27.9 and $21.6 million at April 3, 1999 and January 2, 1999. The Company believes that a substantial portion of backlog at July 3, 1999 will be shipped during the three months ended October 2, 1999.

      Product revenue increased to $46.1 and $82.8 million for the three and six months ended July 3, 1999 from $41.2 and $76.8 million for the three and six months ended July 4, 1998. Product revenue for the three and six months ended July 3, 1999 totaled $35.5 and $65.2 million for EMS, $9.1 and $11.1 million for ADS and $1.5 and $6.5 million for GRS. Product revenue for the three and six months ended July 4, 1998 totaled $37.4 and $68.8 million for EMS, $2.1 and $5.4 million for ADS and $1.7 and $2.6 million for GRS. The declines of approximately $1.9 and $3.6 million for the three and six months ended July 3, 1999 for EMS are attributable to lower overall demand for the segment's products. The increases in ADS product revenue of approximately $7.0 and $5.7 million for the three and six months ended July 3, 1999 are attributable to $6.5 million in product revenue during the three months ended July 3, 1999 related to the European launch of the Company's WDS product for Ford and incremental product revenue totaling approximately $0.5 million during the three months ended July 3, 1999 as compared to the comparable year ago period related to the timing of product shipments to ADS' customers. For the six months ended July 3, 1999 these increases were offset by an approximate decrease of $1.3 million during the three months ended April 3, 1999 as compared to the comparable year ago period related to lower overall product demand. The increase of approximately $3.9 million in GRS product revenue for the six months ended July 3, 1999 is primarily attributable to the acquisition of ICC in April 1998, which contributed incremental product revenue of $3.7 million during the six months ended July 3, 1999.

      Service revenue increased to $17.5 and $34.0 million for the three and six months ended July 3, 1999 from $17.8 and $31.3 million for the three and six months ended July 4, 1998. Service revenue for the three and six months ended July 3, 1999 totaled $8.2 and $15.7 million for EMS, $5.9 and $12.3 million for ADS and $3.4 and $6.0 million for GRS. Service revenue for the three and six months ended July 4, 1998 totaled $9.3 and $17.1 million for EMS, $6.0 and $11.0 million for ADS and $2.5 and $3.2 million for GRS. The decrease in EMS service revenue of approximately $1.1 and $1.4 million for the three and six months ended July 3, 1999 reflects the overall demand for the segment's services during the three and six months ended July 3, 1999 as compared to the comparable year ago period. The increase of approximately $1.3 million in ADS service revenue for the six months ended July 3, 1999 is attributable to the increased volume of service contracts during the six months ended July 3, 1999 as compared to the comparable year ago period. The increases in GRS service revenue of approximately $0.9 and $2.8 million for the three and six months ended July 3, 1999 are attributable to the increased volume of service contracts, driven by increased product sales in the GRS business during the three and six months ended July 3, 1999 compared to the comparable year ago periods.

      Revenue from international markets increased to $33.2 and $58.6 million, or 52.2% and 50.2% of revenue, for the three and six months ended July 3, 1999 from $31.6 and $57.7 million, or 53.7% and 53.4% of revenue, for the three and six months ended July 4, 1998. The percentage decrease was driven by increased volume of business in North America attributable to the acquisition of ICC in April 1998. Revenues from international markets are subject to the risks of currency fluctuations.

                          GenRad, Inc. and Subsidiaries
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

      Product margins were $23.3 and $45.6 million, or 50.5% and 55.1%, for the three and six months ended July 3, 1999 compared to $20.8 and $41.3 million, or 50.5% and 53.8%, for the three and six months ended July 4, 1998. The increase in product margins of $2.5 million for the three months ended July 3, 1999 as compared to the comparable year ago period is attributable primarily to incremental margins in the ADS business of $2.4 million driven by the European launch of the Company's WDS product for Ford and $0.4 million in incremental margins in the EMS business attributable to improved manufacturing efficiencies. These favorable increases were offset by increased capitalized software amortization costs of $0.3 million during the three months ended July 3, 1999 as compared to the comparable year ago period.

      The increase in product margins of $4.3 million, or 1.3%, for the six months ended July 3, 1999 as compared to the comparable year ago period is attributable primarily to incremental margins in the ADS business of $2.9 million during the six months ended July 3, 1999. This increase was driven by the European launch of the Company's WDS product for Ford and enhanced margins on non WDS product business during the three months ended July 3, 1999. The overall product margin increase was also favorably impacted by increased margins in the GRS business of $3.8 million for the six months ended July 3, 1999. These increases were offset by a decline in year to date EMS margins of $2.3 million driven by lower product revenue in the first half of the fiscal year and increased software amortization costs of $0.1 million during the six months ended July 3, 1999 as compared to the comparable year ago period.

      Inventory turnover, excluding certain inventory related to the Company's contract with Ford, for the three and six months ended July 3, 1999, was 3.0 and
2.6. For the three and six months ended July 4, 1998 inventory turnover, excluding certain Ford inventory, was 2.4 and 2.2, respectively. The increase in inventory turnover for the three and six months ended July 3, 1999 compared to the year ago comparable period is attributable to increased operating efficiencies in manufacturing resulting from the Company's restructuring efforts in 1998 as well as overall improved inventory management.

      Service margins were $7.5 and $13.8 million, or 42.7% and 40.5%, for the three and six months ended July 3, 1999 compared to $7.7 and $12.5 million, or 43.4% and 40.0%, for the three and six months ended July 4, 1998. The decrease in service margins as a percentage of revenues for the three months ended July 3, 1999 as compared to the three months ended July 4, 1998 is attributable to declining margins in the ADS business which reflects the competitive market conditions in the segments that ADS competes. For the six months ended July 3, 1999 service margins increased $1.3 million, or 0.5% of revenue. The dollar value increase reflects higher service revenue in the Company's ADS and GRS business units. As a percentage, the increase reflects improved utilization in the EMS and GRS service operations offset by declining margins in the ADS business primarily during the three months ended July 3, 1999.

      Selling, general and administrative expenses decreased to $17.0 and $34.1 million, or 26.7% and 29.2% of total revenue, for the three and six months ended July 3, 1999 from $17.5 and $35.9 million, or 29.6% and 33.2% of total revenue, for the three and six months ended July 4, 1998. The decrease in selling, general and administrative expenses, both in dollars and as a percentage of total revenue, is attributable to the restructuring actions management implemented during the second and third quarters of 1998, accounting for approximately $3.0 million of reduced selling, general and administrative expenses for the six months ended July 3, 1999. This decrease was offset by approximately $1.2 million in incremental selling, general and administrative expenses resulting from the acquisition of ICC in April 1998. The Company expects to continue to focus on cost minimization efforts to lower selling, general and administrative expenses, particularly as a percentage of total revenue. However, there can be no assurances that such reductions can be achieved. Failure to achieve such reductions may impact the Company's financial position, results of operations or cash flow.

      Research and development expenses decreased to $4.8 and $9.5 million, or 7.5% and 8.1% of total revenue, for the three and six months ended July 3, 1999

                          GenRad, Inc. and Subsidiaries
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

from $5.4 and $10.4 million, or 9.2% and 9.6% of total revenue, for the three and six months ended July 4, 1998. During the three months ended July 3, 1999, on-going research and development projects continue to be for in-circuit and functional test equipment software, a next generation in-circuit hardware platform, a low cost functional test system and new product development and system enhancements for the Company's GRS product suite. The decrease in research and development expenses is attributable in part to an increase in capitalized software of $0.5 and $1.3 million for the three and six months ended July 3, 1999 compared to the comparable year ago period. The Company expects to continue to invest in new product development and enhancements to its existing products.

      Interest expense was $0.3 and $0.5 million for the three and six months ended July 3, 1999 and $0.3 and $0.6 million for the three and six months ended July 4, 1998. Interest expense primarily relates to the five-year term loan entered into in June 1997 which provided approximately $12.0 million for the purchase of furniture and fixtures for the Company's corporate headquarters and manufacturing facilities in Westford, Massachusetts. Interest is payable quarterly in arrears at LIBOR plus 1.25%. The decrease in interest expense is attributable to a decline in the LIBOR interest rate during the three months ended July 3, 1999 compared to the three months ended July 4, 1998.

      A net income tax benefit (expense) of $(0.9) and $3.0 million was recorded during the three and six months ended July 3, 1999 compared to a net income tax benefit of $0.7 and $8.1 million during the three and six months ended July 3, 1998. The recorded income tax benefit of $3.0 million for the six months ended July 3, 1999 results primarily from a reversal of a portion of the Company's deferred tax asset valuation allowance totaling $4.5 million which was recorded due to management's expectations of future income and expected utilization of the Company's domestic and foreign net operating loss carryforwards. Excluding the reversal of a portion of the deferred tax asset valuation allowance income tax expense was $1.5 million for the six months ended July 3, 1999 compared to an income tax benefit of $0.6 million for the six months ended July 4, 1998.

Impairment loss

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

      Through July 4, 1998 the historical financial performance of these entities continued to be less than anticipated and the businesses had been negatively impacted by the recent decline in the in-circuit test market. Due to these factors as well as certain management changes during the second quarter of 1998, the Company prepared revised projections of future net cash flows relating to these businesses, which indicated that the businesses would not generate sufficient net cash flows to realize the carrying value of the intangible assets. This analysis was performed in accordance with the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Assets to be Disposed Of." As a result, a $4.9 million impairment loss, representing the net book value of goodwill, was recorded during the second quarter of 1998 and is included in the accompanying condensed consolidated statements of operations for the three and six months ended July 4, 1998.

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

                          GenRad, Inc. and Subsidiaries
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

At the time of the acquisition, the acquired technology had not yet reached technological feasability and had no alternative future uses and, accordingly, the entire purchase price was expensed. The total of $1.7 million is included in acquired in-process research and development in the accompanying condensed consolidated statements of operations for the three and six months ended July 4, 1998.

Restructuring and other charges

      During the three months ended July 4, 1998, the Company restructured its operations, which resulted in a workforce reduction of approximately 130 employees or 9% of the Company's workforce. In accordance with EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits, and Other Costs to Exit an Activity," the Company recorded a charge for restructuring totaling approximately $3.2 million for severance costs and post-employment benefits, write-offs of certain fixed assets which will no longer be utilized and for the termination fees of certain equipment and real estate leases.

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

      The Securities and Exchange Commission ("SEC"), in September 1998, issued guidance related to the valuation of acquired in-process research and development as set forth in its letter dated September 9, 1998 from the Chief Accountant of the SEC to the American Institute of Certified Public Accountants. In April 1999 the Company corresponded with the staff of the SEC ("the Staff") concerning the application of the methodology to the valuation of the incomplete technology and other intangible assets and implemented the methodology. As a result of the application of the valuation methodology, the purchase price was allocated to acquired in-process research and development, developed technology, assembled workforce and tradename. In April 1999, the Company restated its originally filed Forms 10-Q filings for its second and third quarters of fiscal 1998 to reflect this methodology.

      The valuation of acquired in-process research and development was based on management's projections of the after tax net cash flows attributable to the acquired in-process research and development. Specifically, the valuation considers the following: (i) a fair market value premise; (ii) comprehensive due diligence concerning all potential intangible assets including trademarks and tradenames, patents, copyrights, non-compete agreements, assembled workforce and customer relationships and sales channel relationships; (iii) the value contribution of core technology to the acquired in-process technology, with a view toward ensuring the relative allocations to core technology and acquired in-process research and development were consistent with the relative contributions of each to the final product; and (iv) the calculation used to determine the value allocated to acquired in-process research and development considered only the efforts completed as of the transaction date and only the cash flow associated with the product development efforts in-process at the acquisition date. The charge for acquired in-process research and development relates to one development project in process at the date of the acquisition

                          GenRad, Inc. and Subsidiaries
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

that had not reached technological feasibility, had no alternative future use, and for which ultimate successful component, had no alternative future use was reached in consultation with engineering personnel from ICC as well as the Company's valuation advisors.

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

      As of July 3, 1999, the technological feasibility of the project has been reached and no significant departures from the assumptions included in the valuation analysis have occurred.

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

Liquidity and Sources of Capital

Sources and uses of cash

      Cash and cash equivalents at July 3, 1999 totaled approximately $8.8 million, compared to approximately $13.0 million at January 2, 1999 and approximately $16.1 million at July 4, 1998. The Company's current ratio at July 3, 1999 and January 2, 1999 was 2.4 and 2.5 and was 3.6 at July 4, 1998. Net cash used in operating activities was $13.4 million for the six months ended July 3, 1999, compared to net cash provided by operating activities of $7.4 million for the six months ended July 4, 1998.

      The change in cash (used in) provided by operating activities during the six months ended July 3, 1999 as compared to the six months ended July 4, 1998 is primarily driven by significant inventory investments related to the Company's contract with Ford and payment of $7.0 million, net of insurance proceeds, related to the settlement of arbitration recorded in 1998 offset by increased net income, improved inventory management, improved payment timing on long-term contracts, and better cash management related to timing of vendor payments.

      During the three months ended July 3, 1999, the Company's accounts receivable turnover was approximately 4.5 (annualized) compared to approximately
4.0 (annualized) for the three months ended July 4, 1998. The improvement reflects management's continued focus on cash collections, offset by continued customer demands for more favorable payment terms during the three months ended July 3, 1999.

      During the six months ended July 3, 1999, net cash used in investing activities was $12.9 million, compared to $13.4 million for the six months ended July 4, 1998. Capital expenditures totaled $10.0 million for the six months ended July 3, 1999 compared to $8.1 million for the six months ended July 4, 1998. Cash used in the acquisition of certain intangible assets totaled $2.9 million for the six months ended July 3, 1999 compared to $2.4 million for the six months ended July 4, 1998. The purchase of ICC and MES during the three months ended July 4, 1998 used cash of $2.9 million.

      The increase in capital expenditures during the six months ended July 3, 1999 compared to the six months ended July 4, 1998 is attributable to the Company's new business system implementation. Beginning in 1998, the Company began efforts to implement SAP R/3-TM- ("SAP"), an enterprise resource planning system. During the six months ended July 3, 1999, total capital expenditures related to the Company's SAP implementation totaled approximately $4.0 million. At the end of 1998, the Company had completed Phase I of this project with the successful implementation of certain modules of the SAP ERP system. During the quarter ended April 3, 1999, the Company began Phase II of this project, which involves the implementation of certain other modules of SAP, including sales, manufacturing and distribution related modules. Total expenditures in 1999 are expected to approximate $7.0 million to $8.0 million. Thereafter, the Company expects to continue to incur certain capital expenditures and on-going expenses related to the implementation of SAP, however such expenditures are expected to be significantly less than those made in 1998 and expected to be made in 1999.

      Cash used in the acquisition of certain intangible assets of $2.9 million represents the costs of software capitalized in accordance with Statement of Financial Accounting Standards No. 86 as well as the direct purchase of certain intangible assets from third parties.

                          GenRad, Inc. and Subsidiaries
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

      Net cash provided by financing activities was $19.6 million for the six months ended July 3, 1999 compared to $0.6 million for the six months ended July 4, 1998. The increase in cash provided by financing activities during the six months ended July 3, 1999 as compared to the six months ended July 4, 1998 is primarily attributable to the Company's borrowings on its line of credit facility during the six months ended July 3, 1999. Net borrowings totaled $15.6 million during the six months ended July 3, 1999 (all of which occurred during the three months ended July 3, 1999) and were for inventory investments related to the Company's contract with Ford and on-going software development efforts in the Company's GRS segment. Proceeds from employee stock plans provided incremental cash from investing activities of $5.4 million as compared to the six months ended July 4, 1998. Offsetting these increases was an incremental cash outlay of $2.1 million related to the Company's stock repurchase program for the six months ended July 3, 1999.

Stock repurchase program

      During the second quarter of 1998, the Company commenced a stock repurchase program whereby the Company will purchase, in the open market, shares of its stock. The Company intends to buy back its stock at times when the market price of the stock presents opportunities to do so. The Company's stock repurchase plan is intended as a means to partially mitigate the dilutive impact of stock options and to provide an alternative investment for the Company's excess cash. The program has been funded entirely through operating cash flow, however, the Company may if it considers it prudent, utilize its available credit facilities in connection with its stock repurchase program. Through July 3, 1999, the Company had utilized approximately $18.7 million to repurchase 1,225,600 shares of its common stock.

Credit facility

      The Company has a $50.0 million credit facility, which requires the Company to maintain certain financial and operating covenants and expires in July 2001. Borrowings on the line are payable on demand and bear interest, which is payable quarterly in arrears, at the lesser of the bank's prime rate (for borrowings designated as `prime rate" borrowings) or LIBOR plus a range from 0.75% to 1.50% (for borrowings designated as "LIBOR" borrowings), as determined from time to time by the bank. Under the terms of the credit facility, the Company is required to pay a commitment fee on the unused portion of the line ranging from 0.25% to 0.50% of the total unused portion of the line dependent on the Company's operating performance. At July 3, 1999, borrowings outstanding under the line totaled $15.6 million, of which $10.0 million was designated as a LIBOR borrowing and $5.6 million as a prime rate borrowing.

Summary

      The Company's primary source of liquidity is internally generated funds. Throughout 1999, the Company anticipates it will fund its working capital and capital expenditure requirements, make principal and interest payments on its borrowings and meet its cash obligations from internally generated funds and from its available credit facility. As the Company continues to invest in new product developments and enhancements to existing products, it expects research and development expenditures to continue at approximately the same percentage of sales as prior fiscal years.

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

Effects of Inflation and Foreign Exchange (continued)

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

      GenRad has a comprehensive worldwide program that is intended to identify and correct potential material problems related to the Year 2000 in its products, information systems, infrastructure and manufacturing facilities. The work plan established involves the following phases:

                                                                    Anticipated
Phase                                         Status              Completion Date
-----                                         ------              ---------------

Inventory GenRad products, assets,   First pass complete.     Planned for summer of
   facilities and manufacturing and                           1999 as verification of
   business processes.                                        first pass. Final
                                                              review scheduled for
                                                              completion in Fall 1999.

Assess the risk associated with      First pass complete.     Planned for summer of
   that inventory.                                            1999 as verification of
                                                              first pass. Final
                                                              review scheduled for
                                                              completion in Fall 1999.

Correct business systems impacted    On-going                 Fall 1999.
   by Year 2000 issues.

Identify and communicate to          On-going. Customers are  Fall 1999.
   customers those products that     identified as product
   will be Year 2000 compliant,      assessments are
   that have a remediation path to   completed.
   make those products Year 2000
   compliant and that have no
   remediation path and will not
   be Year 2000 compliant.

Test and document all of the above   On going.                Fall 1999.
   that must be or are represented
   to be compliant.

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

      Prior to addressing the Year 2000 issue, GenRad had decided to replace all of its business system software. GenRad is replacing its worldwide business systems with systems that use programs primarily from SAP America, Inc. ("SAP"). SAP has advised GenRad that its programs are Year 2000 compliant. The financial system replacement was completed in the first quarter of 1999, while the manufacturing, materials, order entry and service portions are scheduled for completion in the fourth quarter of 1999. As a contingency, the existing business systems have been corrected, tested and believed to be Year 2000 compliant. Although the results have been tested, there can be no assurances that such systems will function as tested, if necessary, in the Year 2000.

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

      GenRad has initiated formal communications with all significant external interfaces, including customers, banks and municipal agencies, and suppliers to determine the extent to which GenRad is vulnerable to third party failures to correct their own potential Year 2000 problems. GenRad's primary significant external interfaces include its external banking service providers and municipal agencies. The Company's banking service providers provide necessary service to the Company in the area of cash management. Certain municipal agencies in the municipalities in which GenRad operates provide necessary water and sewerage services to the Company. GenRad's formal communications with suppliers and other significant external interfaces have resulted in 61% of those contacted responding. As of the date of this report, the Company has not identified any suppliers or external interfaces which it believes critical to have a definitive Year 2000 compliance problem. GenRad's formal communications with its customers have resulted in a 13% response rate of those contacted responding. A failure of any of these interfaces or suppliers to adequately address their Year 2000 issues could adversely affect the Company's operations.

      Upon completion the results will be evaluated in the context of GenRad's contingency plans. To date, GenRad has not identified any specific external interfaces which it considers to place the Company at significant risk. However, no formal discussions have yet to occur or are planned with the municipalities in which GenRad operates as it pertains to local services such as water supply and sewerage services. Further, a portion of the Company's direct or indirect external interfaces are solely based in, or have headquarters in, Southeast Asia. Many publicly available surveys suggest that, of all major global economic regions, Southeast Asia is the least ready for the Year 2000, driven by the lack of solid information from the region concerning the region's Year 2000 readiness.

      Costs incurred to date for the Year 2000 issue, primarily related to software corrections, are approximately $917,000 with estimated future costs of $485,000. The costs were and will continue to be funded through internally generated resources, without cannibalizing the Company's information technology budget or resources, and expensed as incurred in accordance with EITF 96-14, "Accounting For the Costs Associated with Modifying Computer Software for the Year 2000."

                          GenRad, Inc. and Subsidiaries
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Management believes that its internal Year 2000 issues will be addressed in a manner that will prevent such issues from having a material adverse effect on GenRad results of operations, financial position or cash flows. However, there can be no assurances that management will be successful in addressing all its internal Year 2000 issues or that all of the Company's external interfaces will be successful in addressing their Year 2000 issues. If management or any significant external interfaces is not, the Company's operating results and financial position could be materially and adversely impacted. In the worst case, although not anticipated or considered likely by GenRad management, the Company may not be able to operate manufacturing facilities or other support functions which would have a material adverse effect on the Company's financial position and results of operations for periods subsequent to 1999. Management believes that its contingency plans, which include the use of alternative manufacturing facilities currently available to the Company, and business systems, which the Company currently utilizes, are adequate to mitigate the risk associated with the Company's worst case scenario.

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

Impact of Recently Issued Accounting Pronouncements

Financial Instruments

      On June 15, 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This Statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 (which the Company will adopt in fiscal year 2001, starting on December 31, 2000) and requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company is currently determining the impact of the adoption of SFAS 133 to its operating results or financial position.

                           Part II. Other Information

Item 4. Submissions of Matters to a Vote of Security Holders

(a) The Annual Meeting of Shareholders of GenRad, Inc. was held on May 13, 1999 (the "Annual Meeting").

(b)   Not required pursuant to instructions No. 3.

(c) Votes were cast or withheld in connection with the election of directors at the Annual Meeting as follows:

       Name of Director                      For               Withheld
       ----------------                      ---               --------
       Russell A. Gullotti                22,231,624            519,454
       William G. Scheerer                22,239,924            517,154

      Votes were cast or withheld in connection with the following proposals, more fully described in the Company's Proxy Statement dated May 13, 1999 at the Annual Meeting.

                                                    Affirmate          Negative
                                                      Votes              Votes         Abstained
                                                      -----              -----         ---------
       1) To amend the Company's 1991 Equity
          Incentive Plan by increasing by
          500,000 the shares of Common Stock
          available for issuance                   15,974,860           5,613,026       1,667,192

Item 6. Exhibits and Reports on Form 8-K

(a)   The following Exhibits are filed as part of this report:

3.1 Articles of Organization of GenRad, Inc. as amended to May 21, 1980, incorporated by reference to Exhibit 3.1 to the Company's report on Form 10-K for the year ended January 3, 1981.

3.2 Articles of Amendment to the Articles of Organization of GenRad, Inc., incorporated by reference to Exhibit 3.1 to the Company's report on Form 10-K for the year ended December 31, 1983.

3.3 Articles of Amendment to the Articles of Organization of GenRad, Inc., incorporated by reference to Exhibit 3.1 to the Company's report on Form 10-K for the year ended January 2, 1988.

3.4   By-laws of GenRad, Inc. (as amended) incorporated by reference to Exhibit
      3.2 of the Company's report on Form 10-K for the year ended December 29, 1990.

10. Lease agreement dated July 26, 1996 between GenRad, Inc. and Michelson Farm-Westford Technology Park Trust, incorporated by reference to Exhibit 10 to the Company's report on Form 10-Q for the three months ended June 29, 1996.

10.1 Facility agreement dated June 26, 1997 between GenRad Limited and BankBoston, N.A. London Branch, incorporated by reference to Exhibit 10.1 to the Company's report on Form 10-Q for the three months ended June 28, 1997.

10.2 Amended and restated revolving credit agreement dated May 6, 1997 between GenRad, Inc. and BankBoston, N.A. incorporated by reference to Exhibit
      10.2 to the Company's report on Form 10-Q for the three months ended June 28, 1997.

10.3 Severance Agreement between GenRad, Inc. and Kevin R. Cloutier effective as of May 9, 1997, incorporated by reference to Exhibit 10.3 to the Company's report on Form 10-Q for the three months ended September 27,1997.

10.4 Severance Agreement between GenRad, Inc. and Paul Geere effective as of May 9, 1997, incorporated by reference to Exhibit 10.4 to the Company's report on Form 10-Q for the three months ended September 27,1997.

10.5 Severance Agreement between GenRad, Inc. and Lori B. Hannay effective as of May 9, 1997, incorporated by reference to Exhibit 10.5 to the Company's report on Form 10-Q for the three months ended September 27,1997.

10.6 Severance Agreement between GenRad, Inc. and Sarah H. Lucas effective as of May 9, 1997, incorporated by reference to Exhibit 10.6 to the Company's report on Form 10-Q for the three months ended September 27,1997.

10.7 Severance Agreement between GenRad, Inc. and James F. Lyons effective as of May 8, 1997, incorporated by reference to Exhibit 10.7 to the Company's report on Form 10-Q for the three months ended September 27,1997.

10.8 Severance Agreement between GenRad, Inc. and Paul Pronsky, Jr. effective as of May 9, 1997, incorporated by reference to Exhibit 10.8 to the Company's report on Form 10-Q for the three months ended September 27,1997.

10.9 Severance Agreement between GenRad, Inc. and Michael W. Schraeder effective as of May 9, 1997, incorporated by reference to Exhibit 10.9 to the Company's report on Form 10-Q for the three months ended September 27,1997.

10.10 Severance Agreement between GenRad, Inc. and Walter A. Shephard effective as of October 24, 1997, incorporated by reference to Exhibit 10.10 to the Company's report on Form 10-K for the year ended January 3, 1998.

10.11 Severance Agreement between GenRad, Inc. and Gary H. Mueller effective as of October 24, 1997, incorporated by reference to Exhibit 10.10 to the Company's report on Form 10-K for the year ended January 3, 1998.

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

11.   Statement re: Computation of Net Income Per Share.

27    Financial Data Schedule

(b) There were no reports on Form 8-K filed during the three months ended July 3, 1999.

                                   Signatures

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                GenRad, Inc.


                                By: /s/ WALTER A. SHEPHARD
                                    ----------------------------------------
                                        Walter A. Shephard
                                        Vice President and
                                        Chief Financial Officer and Clerk

Date: August 17, 1999