Form 10-Q
period 1999-10-02
GENRAD INC
filed 1999-11-16
CIK 40972

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                            ------------------------

                                   FORM 10-Q

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE QUARTER ENDED OCTOBER 2, 1999
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934

                           COMMISSION FILE NO. 1-8045

                            ------------------------

                                  GENRAD, INC.

             (Exact name of registrant as specified in its charter)

             MASSACHUSETTS                            04-1360950
    (STATE OR OTHER JURISDICTION OF                (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)             IDENTIFICATION NUMBER)

        7 TECHNOLOGY PARK DRIVE                       01886-0033
        WESTFORD, MASSACHUSETTS                       (ZIP CODE)
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (978) 589-7000

                            ------------------------

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

    29,746,314 shares of the Common Stock, $1 par value, were outstanding on November 12, 1999.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         GENRAD, INC. AND SUBSIDIARIES
                         QUARTERLY REPORT ON FORM 10-Q
                       THREE MONTHS ENDED OCTOBER 2, 1999
                               TABLE OF CONTENTS

                                                                                   PAGE
                                                                                 --------
PART I.   FINANCIAL INFORMATION:
          Item 1:  Condensed Consolidated Financial Statements
                     Condensed Consolidated Statements of Operations...........      1
                     Condensed Consolidated Balance Sheets.....................      2
                     Condensed Consolidated Statements of Cash Flows...........      3
                     Notes to Condensed Consolidated Financial Statements......      4

          Item 2:    Management's Discussion and Analysis of
                       Financial Condition and Results of Operations...........     12

PART II.  OTHER INFORMATION:

          Item 6.  Exhibits and Reports on Form 8-K............................     31

                   Signatures..................................................     33

                                     PART I
              ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         GENRAD, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                  (Unaudited)

                                                        THREE MONTHS ENDED         NINE MONTHS ENDED
                                                      -----------------------   -----------------------
                                                      OCTOBER 2,   October 3,   OCTOBER 2,   October 3,
                                                         1999         1998         1999         1998
                                                      ----------   ----------   ----------   ----------
Revenue:
  Product...........................................   $ 91,482     $ 43,039     $174,234     $119,791
  Service...........................................     17,764       17,511       51,740       48,771
                                                       --------     --------     --------     --------
    Total revenue...................................    109,246       60,550      225,974      168,562

Cost of revenue:
  Product...........................................     55,799       26,562       92,987       62,018
  Service...........................................     10,946        9,521       31,170       28,288
                                                       --------     --------     --------     --------
    Total cost of revenue...........................     66,745       36,083      124,157       90,306
                                                       --------     --------     --------     --------
Gross margin........................................     42,501       24,467      101,817       78,256

Operating expenses:
  Selling, general and administrative...............     16,925       17,294       51,219       53,183
  Research and development..........................      5,421        4,265       14,720       14,628
  Acquired in-process research and development......         --           --           --       10,097
  Restructuring charges.............................         --        5,490           --        8,753
  Loss from impairment of intangible assets.........         --           --           --        4,906
                                                       --------     --------     --------     --------
    Total operating expenses........................     22,346       27,049       65,939       91,567
                                                       ========     ========     ========     ========
Operating income (loss).............................     20,155       (2,582)      35,878      (13,311)

Other income (expense):
  Interest income...................................         20           26          177          340
  Interest expense..................................       (435)        (311)        (921)        (907)
  Other, net........................................         28         (302)         (78)        (402)
                                                       --------     --------     --------     --------
    Total other income (expense)....................       (387)        (587)        (822)        (969)
                                                       --------     --------     --------     --------
Net income (loss) before income taxes...............     19,768       (3,169)      35,056      (14,280)
Income tax benefit (expense)........................     (2,000)        (750)         994        7,332
                                                       --------     --------     --------     --------
Net income (loss)...................................   $ 17,768     $ (3,919)    $ 36,050     $ (6,948)
                                                       ========     ========     ========     ========
Net income (loss) per share:
  Basic.............................................   $   0.62     $  (0.14)    $   1.26     $  (0.25)
                                                       ========     ========     ========     ========
  Diluted...........................................   $   0.60     $  (0.14)    $   1.22     $  (0.25)
                                                       ========     ========     ========     ========
Weighted average shares outstanding:
  Basic.............................................     28,748       28,289       28,511       28,028
                                                       ========     ========     ========     ========
  Diluted...........................................     29,773       28,289       29,537       28,028
                                                       ========     ========     ========     ========

              The accompanying notes are an integral part of these
                  Condensed Consolidated Financial Statements.

                         GENRAD, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    (In thousands, except per share amounts)

                                                                                  OCTOBER 2,    January 2,
                                                                                     1999          1999
                                                                                  -----------   ----------
                                                                                  (UNAUDITED)
ASSETS
  CURRENT ASSETS:
    Cash and cash equivalents...................................................   $  7,004      $ 12,998
    Accounts receivable, less allowance for doubtful accounts
      of $1,575 and $1,538......................................................    116,711        65,490
    Inventory...................................................................     44,513        32,989
    Other current assets........................................................      7,837         7,119
                                                                                   --------      --------
        Total current assets....................................................    176,065       118,596

  Property and equipment, net of accumulated depreciation of
    $40,492 and $37,769.........................................................     42,822        37,269
  Intangible assets, net of accumulated amortization of $9,229 and $5,636.......     36,269        35,744
  Deferred tax assets...........................................................     19,922        15,368
  Other assets..................................................................      1,273         1,248
                                                                                   --------      --------
                                                                                   $276,351      $208,225
                                                                                   ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY
  CURRENT LIABILITIES:
    Line of credit..............................................................   $ 20,290      $     --
    Accounts payable............................................................     24,769        10,299
    Accrued liabilities.........................................................      7,350        19,786
    Deferred revenue............................................................      9,991         6,789
    Accrued compensation and employee benefits..................................      6,184         6,844
    Accrued income taxes........................................................      4,374           620
    Current portion of long-term debt...........................................      2,382         2,425
                                                                                   --------      --------
        Total current liabilities...............................................     75,340        46,763

  Long-term debt................................................................      4,167         6,062
  Accrued pension benefits......................................................     10,935        11,488
  Lease costs of excess facilities..............................................      3,922         3,854
  Deferred revenue..............................................................        863           962
  Other long-term liabilities...................................................      3,937         5,065

  Commitments and contingencies

  STOCKHOLDERS' EQUITY:
    Common stock, $1.00 par value, 60,000 shares authorized; 29,744 and
      29,176 issued and outstanding at October 2, 1999 and January 2, 1999,
      respectively..............................................................     29,744        29,176
    Additional paid-in capital, common stock....................................    219,465       214,227
    Treasury stock, net.........................................................    (14,374)      (14,958)
    Accumulated deficit.........................................................    (55,509)      (91,560)
    Accumulated other comprehensive loss........................................     (2,139)       (2,854)
                                                                                   --------      --------
        Total stockholders' equity..............................................    177,187       134,031
                                                                                   --------      --------
                                                                                   $276,351      $208,225
                                                                                   ========      ========

              The accompanying notes are an integral part of these
                  Condensed Consolidated Financial Statements.

                         GENRAD, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                                 NINE MONTHS ENDED
                                                              -----------------------
                                                              OCTOBER 2,   October 3,
                                                                 1999         1998
                                                              ----------   ----------
OPERATING ACTIVITIES:
  Net income (loss).........................................   $ 36,050     $ (6,948)
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
    Depreciation and amortization...........................     11,092        9,461
    Loss on disposal of property and equipment..............        429        1,256
    Deferred income tax benefit.............................     (4,500)      (7,500)
    Lease costs of excess facilities, net...................        (35)      (1,024)
    Acquired in-process research and development............         --        8,420
    Loss from impairment of intangible assets...............         --        4,906
    Restructuring and non-recurring charges.................         --        6,385
  Increase (decrease) resulting from changes in operating
    assets and liabilities:
    Accounts receivable, net................................    (52,313)       6,627
    Inventory...............................................    (12,160)      (6,786)
    Other current assets....................................       (761)         164
    Accounts payable........................................     14,646       (4,177)
    Accrued liabilities.....................................    (12,108)       5,768
    Deferred revenue........................................      3,119        1,466
    Accrued compensation and employee benefits..............       (579)      (1,428)
    Accrued income taxes....................................      3,720         (692)
    Other, net..............................................     (1,158)        (927)
                                                               --------     --------
    Net cash (used in) provided by operating activities.....    (14,558)      14,971

INVESTING ACTIVITIES:
  Purchases of property and equipment.......................    (13,807)     (12,330)
  Purchase of subsidiary....................................         --       (3,093)
  Purchase of intangible assets.............................     (4,118)      (3,378)
                                                               --------     --------
  Net cash (used in) investing activities...................    (17,925)     (18,801)

FINANCING ACTIVITIES:
  Principal payments on long-term debt......................     (1,759)      (1,827)
  Borrowings on credit facility.............................     55,065           --
  Principal payments on credit facility.....................    (34,775)          --
  Proceeds from employee stock plans........................     10,086        4,235
  Purchase of treasury stock................................     (3,696)     (10,856)
                                                               --------     --------
  Net cash provided by (used in) financing activities.......     24,921       (8,448)

Effect of exchange rates on cash and cash equivalents.......      1,568       (1,620)
Decrease in cash and cash equivalents.......................     (5,994)     (13,898)
Cash and cash equivalents at beginning of period............     12,998       21,883
                                                               --------     --------
Cash and cash equivalents at end of period..................   $  7,004     $  7,985
                                                               ========     ========

              The accompanying notes are an integral part of these
                  Condensed Consolidated Financial Statements.

                         GENRAD, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)

NOTE 1: BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended January 2, 1999, filed with the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary to present fairly the consolidated financial position at October 2, 1999 and January 2, 1999, and the results of operations and cash flows for the three and nine months ended October 2, 1999 and October 3, 1998, respectively. Interim results are not necessarily indicative of the results for the full fiscal year.

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

NET INCOME PER SHARE

    The following table sets forth the computation of basic and diluted net income per share in accordance with Statement of Financial Accounting Standards No. 128 "Earnings per Share" for the three and nine months ended October 2, 1999 and October 3, 1998, respectively (in thousands):

                                                         THREE MONTHS ENDED         NINE MONTHS ENDED
                                                       -----------------------   -----------------------
                                                       OCTOBER 2,   October 3,   OCTOBER 2,   October 3,
                                                          1999         1998         1999         1998
                                                       ----------   ----------   ----------   ----------
    Net income (loss)................................    $17,768      $(3,919)     $36,050      $(6,948)

    Basic weighted average shares outstanding........     28,748       28,289       28,511       28,028
    Weighted average share equivalents...............      1,025           --        1,026           --
                                                         -------      -------      -------      -------

    Diluted weighted average shares outstanding......     29,773       28,289       29,537       28,028
                                                         =======      =======      =======      =======

    Basic net income (loss) per share................    $  0.62      $ (0.14)     $  1.26      $ (0.25)
                                                         =======      =======      =======      =======

    Diluted net income (loss) per share..............    $  0.60      $ (0.14)     $  1.22      $ (0.25)
                                                         =======      =======      =======      =======

COMPREHENSIVE INCOME (LOSS)

    For the three and nine months ended October 2, 1999, comprehensive income
(loss) included changes in cumulative foreign currency translation adjustments of $(0.1) and $0.7 million, compared to $(0.2) and $(0.8) million for the three and nine months ended October 3, 1998. Total comprehensive income (loss) for the three and nine months ended October 2, 1999 totaled $17.7 and $36.8 million, compared to $(4.1) and $(7.7) million for the three and nine months ended October 3, 1998. At October 2, 1999, accumulated other comprehensive loss totaled $2.1 million.

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

    The purchase price was allocated to the tangible and intangible assets of ICC as follows:

    Acquired in-process research and development............  $ 8,420
    Goodwill................................................   16,982
    Developed technology....................................   11,370
    Assembled workforce.....................................    1,280
    Tradename...............................................      408
    Assets, primarily accounts receivable and property and
    equipment...............................................    3,954
    Liabilities assumed.....................................   (4,215)
                                                              -------
                                                              $38,199
                                                              =======

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

                         GENRAD, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                  (Unaudited)

NOTE 2: ACQUISITIONS (CONTINUED)

The charge for acquired in-process research and development relates to one development project in process at the date of the acquisition that had not reached technological feasibility, had no alternative future use, and for which ultimate successful development was uncertain. The conclusion that the development efforts in-process, or any material subcomponent, had no alternative future use was reached in consultation with engineering personnel from ICC as well as the Company's valuation advisors.

    The in-process project consists of the development of ICC's existing UNIX based product using an object oriented design and standard programming language which will provide users of the product the ability to use ICC's Shop Floor Data Manager-TM- ("SFDM") product on varied operating platforms. The primary project tasks open at the time of acquisition included completion of the design of certain modules, or objects, which will house the program code, completion of program code written in the new language and preliminary quality assurance and testing of the product. At the time of acquisition, additional development remained on all tasks (management estimated that the project was approximately 69% complete) and costs to complete were estimated to total approximately $928,000. At the time of the acquisition, management believed that the product being developed would become available for sale late in fiscal 1999. GenRad will begin to benefit from the acquired in-process research and development once completed product is sold. Failure to reach successful completion of this project may result in impairment of the associated capitalized intangible assets, i.e. goodwill and developed technology, and/or may require the Company to accelerate the time period over which the intangibles are being amortized, which may have a material adverse effect on the Company's results of operations and financial condition.

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

    As of October 2, 1999, the technological feasibility of the project has been reached and no significant departures from the assumptions included in the valuation analysis have occurred.

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

NOTE 2: ACQUISITIONS (CONTINUED)

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

    The transaction was accounted for as a purchase, and accordingly, the purchase price was allocated to the intangible assets acquired based on their respective fair values. The purchase price was allocated to the intangible assets of Valstar's MES business as follows (in thousands):

        Goodwill....................................  $2,100
        Customer lists..............................     900
        Employment contracts........................     200
                                                      ------
                                                      $3,200
                                                      ======

NOTE 3: RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES

    During the three months ended July 4, 1998 ("second quarter") and October 3, 1998 ("third quarter"), respectively, the Company recorded certain restructuring and other charges totaling approximately $9.8 million and $10.4 million, respectively. Total charges are summarized as follows (in thousands)

                                                          THREE MONTHS ENDED
                                                   --------------------------------
                                                   JULY 4,    OCTOBER 3,
                                                     1998        1998       TOTAL
                                                   --------   ----------   --------
Impairment loss..................................   $4,900           --    $ 4,900
Acquired in-process diagnostic software..........    1,700           --      1,700
Restructuring and other charges..................    3,200       10,400     13,600
                                                    ------      -------    -------
                                                    $9,800      $10,400    $20,200
                                                    ======      =======    =======

IMPAIRMENT LOSS

    In fiscal 1996, the Company purchased Test Technology Associates, Inc. ("TTA") and Testware, Inc. ("Testware"). These companies provide custom test programming, test fixture integration and other value-added services to manufacturers and users of electronic products. Additionally, GenRad acquired certain assets of Field Oriented Engineering, AG in fiscal 1996, consisting primarily of the software program known as TRACS-Registered Trademark- III, which is sold to electronic manufacturing systems customers. The excess purchase price over the net assets acquired for these acquisitions was recorded as long-term intangibles, primarily goodwill.

    Through July 4, 1998 the historical financial performance of these entities continued to be less than anticipated and the businesses had been negatively impacted by a decline in the in-circuit test market. Due to these factors as well as certain management changes during the three months ended July 4, 1998, the

                         GENRAD, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                  (Unaudited)

NOTE 3: RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES (CONTINUED)

Company prepared revised projections of future operating cash flows relating to these businesses, which indicated that the businesses would not generate sufficient operating cash flows to realize the carrying value of the intangible assets. This analysis was performed in accordance with the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of." As a result, a $4.9 million impairment loss, representing the net book value of goodwill, was recorded during the second quarter and is included in the accompanying condensed consolidated statements of operations for nine months ended October 3, 1998.

ACQUIRED IN-PROCESS DIAGNOSTIC SOFTWARE

    On July 2, 1998, the Company acquired the rights to certain diagnostic software for which technological feasibility had not been established. The Company plans to use the acquired technology in the diagnosis of increasingly complex mechatronic systems, particularly in vehicle systems. At the time of acquisition, the acquired technology had not yet reached technological feasibility, had no alternative future uses and, accordingly, the entire purchase price was expensed. The total of $1.7 million is included in acquired in-process research and development in the accompanying condensed consolidated statements of operations for the nine months ended October 3, 1998.

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

    During the third quarter of 1998, the Company ceased its manufacturing operations at its Manchester, UK facility. Inventory related to the manufacturer of certain ADS products and the cessation of ADS' contract manufacturing business totaling $3.5 million was charged to cost of products. In addition, restructuring charges totaling approximately $0.5 million were recorded related to a workforce reduction of approximately 20 people and certain fixed assets which will no longer be utilized and will be disposed of in 1999.

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

                         GENRAD, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                  (Unaudited)

NOTE 4: INVENTORY

    Inventory consists of the following at October 2, 1999 and January 2, 1999, respectively (in thousands):

                                                          OCTOBER 2,   January 2,
                                                             1999         1999
                                                          ----------   ----------
Raw materials...........................................    $11,474      $ 8,992
Work in process.........................................     16,935       15,204
Finished goods..........................................     16,104        8,793
                                                            -------      -------
                                                            $44,513      $32,989
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

                         GENRAD, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                  (Unaudited)

NOTE 6: OPERATING SEGMENTS

    The following table illustrates, (in thousands), each of the Company's operating segments' revenues and operating income (loss) for the three and nine months ended October 2, 1999 and October 3, 1998, respectively. The amounts provided herein are those utilized by the respective segment's President, in conjunction with the Company's President and Chief Executive Officer, in allocating resources and evaluating performance.

                                                          EMS        ADS        GRS       TOTAL
                                                        --------   --------   --------   --------
Three months ended October 2, 1999:
  Revenues:
    Product...........................................  $ 38,794   $51,126    $ 1,562    $ 91,482
    Service...........................................     8,169     6,431      3,164      17,764
                                                        --------   -------    -------    --------
      Total revenues..................................  $ 46,963   $57,557    $ 4,726    $109,246
                                                        ========   =======    =======    ========
  Operating income (loss).............................  $ 15,976   $11,104    $(1,457)   $ 25,623
                                                        ========   =======    =======    ========

Three months ended October 3, 1998:
  Revenues:
    Product...........................................  $ 37,375   $ 2,065    $ 3,599    $ 43,039
    Service...........................................     8,673     5,875      2,963      17,511
                                                        --------   -------    -------    --------
      Total revenues..................................  $ 46,048   $ 7,940    $ 6,562    $ 60,550
                                                        ========   =======    =======    ========

Operating income......................................  $ 10,924   $   939    $ 1,019    $ 12,882
                                                        ========   =======    =======    ========

Nine months ended October 2, 1999:
  Revenues:
    Product...........................................  $103,992   $62,225    $ 8,017    $174,234
    Service...........................................    23,819    18,757      9,164      51,740
                                                        --------   -------    -------    --------
      Total revenues..................................  $127,811   $80,982    $17,181    $225,974
                                                        ========   =======    =======    ========

Operating income (loss)...............................  $ 38,492   $14,920    $(1,104)   $ 52,308
                                                        ========   =======    =======    ========

Nine months ended October 3, 1998:
  Revenues:
    Product...........................................  $106,166   $ 7,451    $ 6,174    $119,791
    Service...........................................    25,761    16,813    $ 6,197      48,771
                                                        --------   -------    -------    --------
      Total revenues..................................  $131,927   $24,264    $12,371    $168,562
                                                        ========   =======    =======    ========

Operating income (loss)...............................  $ 27,414   $ 1,740    $(1,917)   $ 27,237
                                                        ========   =======    =======    ========

                         GENRAD, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                  (Unaudited)

NOTE 6: OPERATING SEGMENTS (CONTINUED)

    A reconciliation of the totals reported for the operating segments to net income (loss) before income taxes in the condensed consolidated financial statements is as follows:

                                                        THREE MONTHS ENDED         NINE MONTHS ENDED
                                                      -----------------------   -----------------------
                                                      OCTOBER 2,   October 3,   OCTOBER 2,   October 3,
                                                         1999         1998         1999         1998
                                                      ----------   ----------   ----------   ----------
Operating income (loss):
  Total for reportable segments.....................    $25,623     $ 12,882     $ 52,308     $ 27,237
  Corporate expenses (a)............................     (5,468)     (15,464)     (16,430)     (40,548)
                                                        -------     --------     --------     --------
  Operating income (loss) per condensed consolidated
    financial statements............................     20,155       (2,582)      35,878      (13,311)
  Other expenses, net...............................        387          587          822          969
                                                        -------     --------     --------     --------
Net income (loss) before income taxes...............    $19,768     $ (3,169)    $ 35,056     $(14,280)
                                                        =======     ========     ========     ========

------------------------

(a) Includes capitalization and amortization of capitalized software, corporate research and development and other charges.

NOTE 7: TREASURY STOCK

    On June 11, 1998, the Company's Board of Directors authorized the Company to repurchase up to 2,500,000 shares of its common stock, which represented approximately 8.0% of the then issued and outstanding shares of common stock. At October 2, 1999, the Company had repurchased 1,225,600 shares of common stock at a cost of approximately $18.7 million. The Company accounts for its treasury stock utilizing the cost method.

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

OVERVIEW

    GenRad, Inc. ("GenRad" or "the Company"), which commenced operations in 1915, is a leading global manufacturing solutions company. GenRad designs, manufactures and markets integrated hardware and software solutions that enable the successful manufacture, test and service of microprocessors and other electronic devices and components. The Company operates primarily in North America, Europe and Southeast Asia through its three business segments, Electronic Manufacturing Systems ("EMS"), Advanced Diagnostic Systems ("ADS") and GR Software ("GRS").

    EMS focuses on the integration of hardware and software for process control in the manufacture of printed circuit boards, emphasizing inspection technologies. EMS provides its customers with leading-edge, cost effective solutions used to collect data about its manufacturing process and provide reliable, timely and useful information which can be used to optimize manufacturing processes.

    ADS is a global leader in developing and marketing diagnostic solutions comprised of hardware, software and services which optimize the manufacturing and service capabilities of leading transportation and equipment companies. ADS' solutions are used by its customers to maximize manufacturing efficiencies at time of product build as well as to maintain efficient and effective service operations throughout the product's life.

    GRS develops and markets product solutions and services to companies wishing to achieve and maintain control over and optimize its manufacturing processes. GRS' products manage a business's process information necessary to manufacture products according to plan. They also enable the shop floor to communicate with a company's ERP systems to have a real time direct impact on a business's manufacturing operations.

                         GENRAD, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    The following table sets forth, for the periods indicated, the percentage of total revenue represented by certain items in the Company's Condensed Consolidated Statements of Operations.

                                                         THREE MONTHS ENDED         NINE MONTHS ENDED
                                                       -----------------------   -----------------------
                                                       OCTOBER 2,   October 3,   OCTOBER 2,   October 3,
                                                          1999         1998         1999         1998
                                                       ----------   ----------   ----------   ----------
Total revenue........................................    100.0%       100.0%       100.0%       100.0%
Cost of revenue......................................     61.1%        59.6%        54.9%        53.6%
                                                         ------       ------       ------       ------
Gross margin.........................................     38.9%        40.4%        45.1%        46.4%
Selling, general and administrative..................     15.5%        28.6%        22.7%        31.5%
Research and development.............................      5.0%         7.0%         6.5%         8.7%
Acquired in-process research and development.........        --           --           --         6.0%
Restructuring charges................................        --         9.1%           --         5.2%
Loss from impairment of intangible assets............        --           --           --         2.9%
                                                         ------       ------       ------       ------
      Total operating expenses.......................     20.5%        44.7%        29.2%        54.3%
                                                         ------       ------       ------       ------
Operating income (loss)..............................     18.4%       (4.3)%        15.9%       (7.9)%
Other income (expense)...............................    (0.3)%       (1.0)%       (0.3)%       (0.6)%
Income tax benefit (expense).........................    (1.8)%       (1.2)%         0.4%         4.4%
                                                         ------       ------       ------       ------
Net income (loss)....................................     16.3%       (6.5)%        16.0%       (4.1)%
                                                         ======       ======       ======       ======

THREE MONTHS ENDED OCTOBER 2, 1999 VS. THREE MONTHS ENDED OCTOBER 3, 1998

ORDERS AND BACKLOG

    Orders for the Company's products and services increased to $76.9 million for the three months ended October 2, 1999 from $59.9 million for the three months ended October 3, 1998. EMS orders totaled $45.6 million for the three months ended October 2, 1999 compared to $47.4 million for the three months ended October 3, 1998. ADS orders totaled $27.1 million for the three months ended October 2, 1999 compared to $6.6 million for the three months ended October 3, 1998. GRS orders totaled $4.2 million for the three months ended October 2, 1999 compared to $5.9 million for the three months ended October 3, 1998.

    The decrease in EMS orders of $1.8 million for the three months ended October 2, 1999 compared to the comparable period ended October 3, 1998 reflects consistent overall demand for the segment's in-circuit products during the quarter, offset by a significant decline in demand for the segment's high-end functional test products. Orders for these products decreased $1.6 million, or 36%, during the three months ended October 2, 1999 as compared to the comparable year ago period. The increase of $20.5 million in ADS orders for the three months ended October 2, 1999 compared to the comparable period ended October 3, 1998 is primarily attributable to both the European and North American launches of the Company's WDS product for The Ford Motor Company ("Ford"). During the three months ended October 2, 1999, the segment received orders totaling
$19.0 million from Ford. The decrease of $1.7 million in GRS orders for the three months ended October 2, 1999 compared to the three months ended
October 3, 1998 reflects the significant sales cycle for GRS's products and the timing of significant customer orders.

                         GENRAD, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ORDERS AND BACKLOG (CONTINUED)

    North American orders totaled $43.4 million during the three months ended October 2, 1999 compared to $38.4 million during the three months ended
October 3, 1998. European orders totaled $29.0 million during the three months ended October 2, 1999 compared to $17.3 million during the three months ended October 3, 1998. Asian orders totaled $4.5 million during the three months ended October 2, 1999 compared to $4.2 million during the three months ended
October 3, 1998.

    The increase in North American orders of $5.0 million is due to increased order activity related to the launch of the Company's WDS 3500 product for Ford which increased orders $7.8 million from the comparable year ago period. This increase was offset by a decline in North American orders of $2.8 million related to the Company's EMS segment, indicative of the emergence of Eastern Europe as an expansion area for certain of the Company's major contract manufacturing customers and the decline in orders for the Company's high-end functional test equipment products. The increase in European orders of $11.7 million reflects increases in EMS orders of $0.8 million reflecting the continued migration of certain of the Company's large contract manufacturing customers into Eastern Europe and the launch of the Company's WDS 3500 product for Ford which amounted to $9.9 million in orders during the three months ended October 2, 1999. Orders in Europe also reflected an increase of $1.0 million of orders related to GRS's activity with certain large telecommunications companies in Europe.

    Backlog totaled $28.0 million at October 2, 1999 compared to $60.3 and $21.6 million at July 3, 1999 and January 2, 1999. The Company believes that a substantial portion of backlog at October 2, 1999 will be shipped during the three months ended January 1, 2000.

REVENUE

    Product revenue increased to $91.5 million for the three months ended October 2, 1999 from $43.0 million for the three months ended October 3, 1998. EMS product revenue totaled $38.8 million for the three months ended October 2, 1999 compared to $37.4 million for the three months ended October 3, 1998. ADS product revenue totaled $51.1 million for the three months ended October 2, 1999 compared to $2.0 million for the three months ended October 3, 1998. GRS product revenue totaled $1.6 million for the three months ended October 2, 1999 compared to $3.6 million for the three months ended October 3, 1998.

    EMS product revenue increased $1.4 million primarily due to a change in product mix for the three months ended October 2, 1999 compared to the three months ended October 3, 1998 which contributed $1.7 million in higher product revenue. This increase reflects EMS customers' desire to optimize their manufacturing processes by moving toward higher throughput EMS products which carry higher margins. Also contributing to the increase in EMS product revenues is an increase of $1.2 million in product revenue related to the Company's GR Pilot. Offsetting these favorable results was a decrease in product revenue of $1.5 million in all other EMS products including a decline of $0.9 related to the Company's high-end functional test products.

    The increase in ADS product revenue of $49.1 million is almost entirely attributable to an increase of $47.4 million related to the Company's WDS product for Ford. During the three months ended October 2, 1999 the Company shipped approximately 7,400 WDS 3500 units to Ford primarily in North America and Europe. Shipments by Ford to its North American dealers contributed
$35.9 million in product revenue during the three months ended October 2, 1999. In addition, $11.5 million of product revenue for the three months ended October 2, 1999 related to the launch of the product by Ford to its European dealers. The Company expects to continue to derive significant revenues from Ford related to the WDS 3500 product

                         GENRAD, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

REVENUE (CONTINUED)

during the remainder of 1999 and in 2000. However, the Company does not anticipate a unit count approaching the unit count in the three months ended October 2, 1999 in any one future three month period because of the nature of the product roll-out for Ford in which the Company and Ford worked together to time the major regional launches to European and North American dealers during June, July and September of 1999. Subsequent regional market launches, as well as launches for certain of Ford's subsidiaries and strategic partners, are planned beginning in January 2000.

    The decline of approximately $2.0 million in GRS product revenue reflects the timing of significant customer orders as well as the lengthy sales cycle involved in selling the segment's products. During the three months ended October 2, 1999, segment management has continued to focus on building the segment's sales pipeline and new product development. Should such efforts not yield favorable results during the three months ended January 1, 2000, the segment's revenue could be significantly impacted, affecting the Company's financial condition, results of operations or cash flow.

    Service revenue increased to $17.8 million for the three months ended October 2, 1999 from $17.5 million for the three months ended October 3, 1998. EMS service revenue totaled $8.2 million for the three months ended October 2, 1999 compared to $8.7 million for the three months ended October 3, 1998. ADS service revenue totaled $6.4 million for the three months ended October 2, 1999 compared to $5.9 million for the three months ended October 3, 1998. GRS service revenue totaled $3.2 million for the three months ended October 2, 1999 compared to $2.9 million for the three months ended October 3, 1998.

    The decline in EMS service revenue of $0.5 million is primarily attributable to a decline of $0.4 million in service revenue related to the segment's high-end functional test products that normally carry higher service revenues as a percentage than the segment's other products. The increase in ADS service revenues of $0.5 million reflects work on certain new customer orders received in 1999 while the increase in GRS service revenue of $0.3 million reflects installations at certain large contract manufacturing sites.

    Revenue from international markets increased to $51.0 million, or 46.7% of revenue, for the three months ended October 2, 1999 from $31.2 million, or 51.5% of revenue, for the three months ended October 3, 1998. The increase in international revenue in total reflects the Company's launch of the WDS 3500 product for Ford and the continued expansion of the Company's contract manufacturing customers into Eastern Europe and Mexico. The percentage decrease resulted from increased volume of business in North America attributable to the launch of the Company's WDS 3500 product for Ford during the three months ended October 2, 1999. Revenues from international markets are subject to the risks of currency fluctuations.

GROSS MARGINS

    Product margins were $35.7 million, or 39.0%, for the three months ended October 2, 1999 compared to $16.5 million, or 38.3%, for the three months ended October 3, 1998. Excluding one-time charges of $4.9 million related to the cessation of manufacturing at the Company's Manchester, UK site and the discontinuation of the Company's Vision product line during the three months ended October 3, 1998, product margins for the three months ended October 3, 1998 were $21.4 million, or 49.8%.

    The increase in product margins of $14.3 million, excluding certain one-time charges during the comparable year ago period, consists of incremental margins of $10.4 million in the ADS segment and $5.7 million in incremental margins in the EMS segment. The increase in ADS margins was driven by the launch of the Company's WDS 3500 product for Ford while the increased margins in the EMS business are

                         GENRAD, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GROSS MARGINS (CONTINUED)

attributable to improved manufacturing efficiencies and a more favorable product mix. These increases were offset by a decline in GRS margins of $2.1 million resulting from the decline in product revenue and decreased capitalized software amortization costs of $0.3 million during the three months ended October 2, 1999 as compared to the comparable year ago period.

    As a percentage of total revenues, product margins declined to 39.0% from 49.8% during the comparable year ago period. This decrease reflects the significantly lower margins realized on the WDS 3500 product compared to the Company's higher margin EMS products.

    Inventory turnover, excluding certain inventory related to the Company's contract with Ford, for the three months ended October 2, 1999, was 5.8. For the three months ended October 3, 1998 inventory turnover, excluding certain Ford inventory, was 3.5. The increase in inventory turnover for the three months ended October 2, 1999 compared to the year ago comparable period is attributable to increased operating efficiencies in manufacturing resulting from the Company's restructuring efforts in 1998, overall improved inventory management and significant turnover of the Company's WDS 3500 product.

    Service margins were $6.8 million, or 38.4%, for the three months ended October 2, 1999 compared to $8.0 million, or 45.6%, for the three months ended October 3, 1998. The decrease in service margins for the three months ended October 2, 1999 as compared to the three months ended October 3, 1998 is attributable to declining margins in the ADS segment which reflects the competitive market conditions in the markets that ADS competes.

OPERATING EXPENSES

    Selling, general and administrative expenses decreased to $16.9 million, or 15.5% of total revenue, for the three months ended October 2, 1999 from $17.3 million, or 28.6% of total revenue, for the three months ended October 3, 1998. The decrease in selling, general and administrative expenses, in dollars, is attributable to the restructuring actions management implemented during the second and third quarters of 1998, accounting for approximately $1.7 million of reduced selling, general and administrative expenses for the three months ended October 2, 1999. The favorable impacts of the management actions in 1998 are offset during the three months ended October 2, 1999 by $0.4 million in increased marketing costs related to the Company's efforts in the low cost functional test market and $0.9 million in certain sales and management incentive programs. As a percentage of total revenue, the significant decrease reflects the launch of the WDS 3500 product as well as better organizational efficiencies.

    The Company expects to continue to focus on cost minimization efforts to lower selling, general and administrative expenses, particularly as a percentage of total revenue. However, there can be no assurances that such reductions can be achieved. Failure to achieve such reductions may impact the Company's financial position, results of operations or cash flow.

    Research and development expenses increased to $5.4 million, or 5.0% of total revenue, for the three months ended October 2, 1999 from $4.3 million, or 7.0% of total revenue, for the three months ended October 3, 1998. The increase in research and development costs primarily reflects the Company's efforts in entering the low cost functional test market adding $0.5 million of incremental costs, on-going new product development efforts in the GRS segment, totaling $0.8 million, which were not undertaken in 1998, and incremental research and development costs in the ADS segment of $0.5 million attributable to the Company's contract with Ford and the increasingly complex nature of vehicle electronic systems. The

                         GENRAD, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATING EXPENSES (CONTINUED)

increase in research and development expenses is offset somewhat by decreases in research and development efforts for certain EMS products totaling $0.5 million and an increase in capitalized software of $0.2 million for the three months ended October 2, 1999 compared to the comparable year ago period.

    During the three months ended October 2, 1999, on-going research and development projects continue to reflect the development of in-circuit test software, new product development efforts in low cost functional test equipment software, and significant new product development and system enhancements for the Company's GRS product suite as well as maintenance of existing products in the EMS segment. The Company expects to continue to invest in new product development and enhancements to its existing products.

    Interest expense was $0.4 million for the three months ended October 2, 1999 compared to $0.3 million for the three months ended October 3, 1998 reflecting increased borrowings.

    A net income tax expense of $2.0 million was recorded during the three months ended October 2, 1999 compared to a net income tax expense of $0.8 million during the three months ended October 3, 1998 reflecting higher pre-tax net income.

NINE MONTHS ENDED OCTOBER 2, 1999 VS. NINE MONTHS ENDED OCTOBER 3, 1998

ORDERS

    Orders for the Company's products and services increased to $232.3 million for the nine months ended October 2, 1999 from $166.8 million for the nine months ended October 3, 1998. EMS orders totaled $133.9 million for the nine months ended October 2, 1999 compared to $132.1 million for the nine months ended October 3, 1998. ADS orders totaled $80.2 million for the nine months ended October 2, 1999 compared to $22.1 million for the nine months ended October 3, 1998. GRS orders totaled $18.2 million for the nine months ended October 2, 1999 compared to $12.6 million for the nine months ended October 3, 1998.

    EMS orders increased $1.8 million for the nine months ended October 2, 1999 compared to the comparable period ended October 3, 1998 due to the improvement in the economic conditions in which the Company's customers operate during the nine months ended October 2, 1999 offset by declining demand for the segment's high-end functional test products during the nine months ended October 2, 1999. The increase of $58.1 million in ADS orders for the nine months ended
October 2, 1999 compared to the comparable period ended October 3, 1998 is attributable to both the European and North American launches of the Company's WDS 3500 product for Ford. The increase of $5.6 million in GRS orders for the nine months ended October 2, 1999 compared to the nine months ended October 3, 1998 is attributable to the acquisition of Industrial Computer Corporation ("ICC") in April 1998.

    North American orders totaled $134.1 million during the nine months ended October 2, 1999 compared to $97.2 million during the nine months ended
October 3, 1998. European orders totaled $84.3 million during the nine months ended October 2, 1999 compared to $57.8 million during the nine months ended October 3, 1998. Asian orders totaled $13.9 million during the nine months ended October 2, 1999 compared to $11.8 million during the three months ended
October 3, 1998.

    The increase in North American orders of $36.9 million consists of an increase in order activity related to the launch of the Company's WDS 3500 product for Ford, which contributed $37.0 million in incremental orders during the nine months ended October 2, 1999. North American orders were affected by a decline in EMS order activity of $5.9 million caused by the migration of certain of the Company's

                         GENRAD, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ORDERS (CONTINUED)

large contract manufacturing customers to Eastern Europe. This decline was offset by a similar increase in GRS North American orders of $5.8 million for the nine months ended October 2, 1999 attributable to the acquisition of ICC in April 1998. European orders increased $26.5 million attributable to increases in EMS orders of $5.7 million reflecting the continued migration of certain of the Company's large contract manufacturing customers into Eastern Europe and the launch of the Company's WDS 3500 product for Ford, which amounted to $17.3 million in orders during the nine months ended October 2, 1999. Orders in Europe also reflected an increase of $3.5 million of incremental business in the Company's ADS segment relating to certain contracts with European truck manufacturers.

PRODUCT REVENUE

    Product revenue increased to $174.2 million for the nine months ended October 2, 1999 from $119.8 million for the nine months ended October 3, 1998. EMS product revenue totaled $104.0 million for the nine months ended October 2, 1999 compared to $106.2 million for the nine months ended October 3, 1998. ADS product revenue totaled $62.2 million for the nine months ended October 2, 1999 compared to $7.4 million for the nine months ended October 3, 1998. GRS product revenue totaled $8.0 million for the nine months ended October 2, 1999 compared to $6.2 million for the nine months ended October 3, 1998.

    The decrease in EMS product revenue of $2.2 million is primarily attributable to declines in product revenue of $5.5 million related to the Company's high-end functional test systems, reflecting significantly lessened demand for these products. Competition for these systems remains intense and is often evaluated against customers' own internally developed solutions. Other declines amounted to $0.8 million related to the segment's fixture programming operations and $1.2 million related to the Company's low cost in-circuit systems and its GR Vision product which was discontinued in 1998. These decreases are offset by increases of $2.7 million related to the segment's in-circuit systems. This increase reflects EMS customers' desire to optimize their manufacturing processes by moving toward higher throughput EMS products which carry higher average selling prices. Also offsetting the decline in EMS product revenues is an increase of $2.6 million in product revenue related to the Company's GR Pilot.

    The increase in ADS product revenue of $54.8 million is almost entirely attributable to an increase of $54.1 million related to the Company's WDS 3500 product for Ford. During the nine months ended October 2, 1999 the Company shipped approximately 8,400 WDS 3500 units to Ford dealers primarily in North America and Europe. The Company expects to continue to derive significant revenues from Ford related to its WDS 3500 product during the remainder of 1999 and in 2000. However, the Company does not anticipate a unit count approaching the unit count in the nine months ended October 2, 1999 in any one future comparable period because of the nature of the product roll-out for Ford in which the Company and Ford worked together to time the major regional launches to Ford dealers during June, July and September of 1999. Subsequent regional market launches, as well as launches for certain of Ford's subsidiaries and strategic partners, are planned beginning in January 2000.

    The increase of approximately $1.8 million in GRS product revenue reflects the acquisition of ICC in April of 1998.

SERVICE REVENUE

    Service revenue increased to $51.7 million for the nine months ended October 2, 1999 from $48.8 million for the nine months ended October 3, 1998. EMS service revenue totaled $23.8 million for the nine months ended October 2, 1999 compared to $25.8 million for the nine months ended October 3,

                         GENRAD, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SERVICE REVENUE (CONTINUED)

1998. ADS service revenue totaled $18.7 million for the nine months ended October 2, 1999 compared to $16.8 million for the nine months ended October 3, 1998. GRS service revenue totaled $9.2 million for the nine months ended October 2, 1999 compared to $6.2 million for the nine months ended October 3, 1998.

    The decline in EMS service revenue of $2.0 million is primarily attributable to declines of $1.2 and $1.6 million in service revenue related to the segment's high-end functional test products and its fixture programming business, respectively. The decrease related to the segment's high-end functional test systems reflects the overall decrease in demand for these products. The decline in the Company's fixture programming business reflects the overall decreased demand for the segment's products driven by customer demands for higher throughput per manufacturing line and improved worldwide asset management. These decreases are offset by an increase of $0.8 million of service revenue related to the Company's in-circuit test products. The increase in ADS service revenues of $1.9 million reflects work on certain new customer orders received in 1999 while the increase in GRS service revenue of $3.0 million reflects the acquisition of ICC in April 1998.

    Revenue from international markets increased to $109.6 million, or 48.5% of revenue, for the nine months ended October 2, 1999 from $88.9 million, or 52.7% of revenue, for the nine months ended October 3, 1998. The increase in international revenue in total reflects the increased revenue in Europe associated with the Company's launch of the WDS 3500 product for Ford and the continued expansion of the Company's contract manufacturing customers into Eastern Europe and Mexico. The percentage decrease resulted from increased volume of business in North America attributable to the launch of the Company's WDS 3500 product for Ford during the nine months ended October 2, 1999. Revenues from international markets are subject to the risks of currency fluctuations.

GROSS MARGINS

    Product margins were $81.2 million, or 46.6% for the nine months ended October 2, 1999 compared to $57.8 million, or 48.2%, for the nine months ended October 3, 1998. Excluding one-time charges of $4.9 million related to the cessation of manufacturing at the Company's Manchester, UK site and the discontinuation of the Company's Vision product line during the nine months ended October 3, 1998, product margins for the three months ended October 3, 1998 were $62.7 million, or 52.3%.

    The increase in product margins of $18.5 million, excluding certain one-time charges during the comparable year ago period, consists of incremental margins of $13.3 million in the ADS segment, $3.4 million in incremental margins in the EMS segment and $1.7 million in incremental margins in the GRS segment. The increase in ADS margins was driven by the launch of the Company's WDS 3500 product for Ford amounting to $11.4 million in incremental margins and improved manufacturing efficiencies totaling $1.9 million. The $3.4 million in incremental margins in the EMS business is attributable to improved manufacturing efficiencies affected by management's restructuring efforts in 1998 and a more favorable product mix. The increase of $1.7 million in GRS product margins primarily relates to increased product sales realized during the nine months ended October 2, 1999 compared to the comparable year ago period. These increases were accompanied by decreased capitalized software amortization costs of $0.1 million during the nine months ended October 2, 1999 as compared to the comparable year ago period.

    As a percentage of total revenues, product margins declined to 46.6% from 52.3% during the comparable year ago period. This decrease reflects the significantly lower margins realized on the WDS 3500 product compared to the Company's higher margin EMS and GRS products.

                         GENRAD, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GROSS MARGINS (CONTINUED)

    Inventory turnover, excluding certain inventory related to the Company's contract with Ford, for the nine months ended October 2, 1999, was 3.9. For the nine months ended October 3, 1998 inventory turnover, excluding certain Ford inventory, was 2.7. The increase in inventory turnover for the nine months ended October 2, 1999 compared to the year ago comparable period is attributable to increased operating efficiencies in manufacturing resulting from the Company's restructuring efforts in 1998, overall improved inventory management and significant turnover related to the Company's WDS 3500 product.

    Service margins were $20.6 million, or 39.8%, for the nine months ended October 2, 1999 compared to $20.5 million, or 42.0%, for the nine months ended October 3, 1998. The relatively stable service margins, for the nine months ended October 2, 1999 as compared to the nine months ended October 3, 1998, reflects increased margins in the GRS segment attributable to the acquisition of ICC in April 1998. This increase is offset by declining margins in the EMS and ADS segments indicative of the competitive market conditions in the end markets for EMS' and ADS' products.

OPERATING EXPENSES

    Selling, general and administrative expenses decreased to $51.2 million, or 22.7% of total revenue, for the nine months ended October 2, 1999 from $53.2 million, or 31.5% of total revenue, for the nine months ended October 3, 1998. The decrease in selling, general and administrative expenses, both in dollars and as a percentage of total revenue, is attributable to the restructuring actions management implemented during the second and third quarters of 1998, accounting for approximately $4.7 million of reduced selling, general and administrative expenses for the nine months ended October 2, 1999. This decrease was offset by approximately $1.2 million in incremental selling, general and administrative expenses resulting from the acquisition of ICC in April 1998, $0.5 million in increased marketing costs related to the Company's efforts in the low cost functional test market and $1.2 million in certain sales and management incentive programs. The Company expects to continue to focus on cost minimization efforts to lower selling, general and administrative expenses, particularly as a percentage of total revenue. However, there can be no assurances that such reductions can be achieved. Failure to achieve such reductions may impact the Company's financial position, results of operations or cash flow.

    Research and development expenses increased to $14.7 million, or 6.5% of total revenue, for the nine months ended October 2, 1999 from $14.6 million, or 8.7% of total revenue, for the nine months ended October 3, 1998. The increase in research and development costs primarily reflects the Company's efforts in the low cost functional test market which made up $0.5 million of incremental costs, a new in-circuit test platform which carried incremental costs of $0.9 million, on-going new product development efforts in the GRS segment, totaling $2.9 million, which were not undertaken in 1998, and a decline in research and development costs in the ADS segment of $1.3 million primarily due to the decrease in maintenance efforts in the first half of 1999 related to certain existing products. In addition, the Company has moved into a sustaining mode related to its high end functional test products which decreased research and development $0.8 million during the nine months ended October 2, 1999. The increase in research and development expenses is offset somewhat by an increase in capitalized software of $1.6 million for the nine months ended October 2, 1999 compared to the comparable year ago period.

                         GENRAD, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATING EXPENSES (CONTINUED)

    During the nine months ended October 2, 1999, on-going research and development projects continued to be for in-circuit test software, a next generation in-circuit hardware platform, a low cost functional test system and new product development and system enhancements for the Company's GRS product suite. The Company expects to continue to invest in new product development and enhancements to its existing products.

    Interest expense was $0.9 million for the nine months ended October 2, 1999 and $0.9 million for the nine months ended October 3, 1998. Interest expense has remained consistent for the nine months ended October 2, 1999, considering increased borrowings on its credit facility, offset by lower average interest rates on the Company's five year term loan.

    A net income tax benefit of $1.0 million was recorded during the nine months ended October 2, 1999 compared to a net income tax benefit of $7.3 million during the nine months ended October 3, 1998. The recorded income tax benefit of $1.0 million for the nine months ended October 2, 1999 results primarily from a reversal of a portion of the Company's deferred tax asset valuation allowance totaling $4.5 million which was recorded due to management's expectations of future income and expected utilization of the Company's domestic and foreign net operating loss carryforwards. Excluding the reversal of a portion of the deferred tax asset valuation allowance income tax expense was $3.5 million for the nine months ended October 2, 1999 compared to an income tax expense of $0.2 million for the nine months ended October 3, 1998.

IMPAIRMENT LOSS

    In fiscal 1996, the Company purchased Test Technology Associates, Inc. and Testware, Inc. These components provide custom test programming, text fixture integration and other value-added services to manufacturers and users of electronic products. Additionally, GenRad acquired certain assets of Field Oriented Engineering, AG in fiscal 1996, consisting primarily of the software program known as TRACS-Registered Trademark- III, which is sold to electronic manufacturing systems customers. The excess purchase price over the net assets acquired for these acquisitions was recorded as long-term intangibles, primarily goodwill.

    Through July 4, 1998 the historical financial performance of these entities continued to be less than anticipated and the businesses had been negatively impacted by the recent decline in the in-circuit test market. Due to these factors as well as certain management changes during the second quarter of 1998, the Company prepared revised projections of future net cash flows relating to these businesses, which indicated that the businesses would not generate sufficient net cash flows to realize the carrying value of the intangible assets. This analysis was performed in accordance with the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Assets to be Disposed Of." As a result, a $4.9 million impairment loss, representing the net book value of goodwill, was recorded during the second quarter of 1998 and is included in the accompanying condensed consolidated statements of operations for the nine months ended October 3, 1998.

ACQUIRED IN-PROCESS DIAGNOSTIC SOFTWARE

    On July 2, 1998, the Company acquired the rights to certain diagnostic software for which technological feasibility had not been established. The Company plans to use the acquired technology in the development and diagnosis of increasingly complex mechatronic systems, particularly in vehicle systems. At the time of the acquisition, the acquired technology had not yet reached technological feasibility and had

                         GENRAD, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ACQUIRED IN-PROCESS DIAGNOSTIC SOFTWARE (CONTINUED)

no alternative future uses and, accordingly, the entire purchase price was expensed. The total of $1.7 million is included in acquired in-process research and development in the accompanying condensed consolidated statements of operations for the nine months ended October 3, 1998.

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

    During the third quarter of 1998, the Company completed an in depth analysis of the hardware portion of the Vision product line resulting in a decision to exit this business. This decision was based upon the following: (i) the market for Vision equipment in PCB manufacturing was not as large as had been previously estimated and (ii) the continued research and development investment required for the existing Vision product was not warranted given the resizing of the Vision market. Exiting the Vision hardware product line resulted in charges totaling $2.8 million related to fixed assets which will no longer be utilized and were disposed of in 1998 and certain excess inventory, inventory purchase commitments and prepaid royalties. Of the total of $2.8 million, $1.4 million is recorded in costs of products and $1.4 million is recorded as restructuring charges in the accompanying consolidated financial statements.

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

ACQUISITION OF INDUSTRIAL COMPUTER CORPORATION (CONTINUED)

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

    The in-process project consists of the development of ICC's existing UNIX based product using an object oriented design and standard programming language which will provide users of the product the ability to use ICC's Shop Floor Data Manager-TM- ("SFDM") product on varied operating platforms. The primary project tasks open at the time of acquisition included completion of the design of certain modules, or objects, which will house the program code, completion of program code written in the new language and preliminary quality assurance and testing of the product. At the time of acquisition, additional development remained on all tasks (management estimated that the project was approximately 69% complete) and costs to complete were estimated to total approximately $928,000. At the time of the acquisition, management believed that the product being developed would become available for sale late in fiscal 1999. GenRad will begin to benefit from the acquired in-process research and development once completed product is sold. Failure to reach successful completion of this project may result in impairment of the associated capitalized intangible assets, i.e. goodwill and developed technology, and/or may require the Company to accelerate the time period over which the intangibles are being amortized, which may have a material adverse effect on the Company's results of operations and financial condition.

    Significant assumptions used to determine the value of the acquired in-process research and development included several factors. The first was a forecast of net cash flows that were expected to result from the in-process development effort using projections prepared by ICC management, portions of which (1998 and 1999) were provided to GenRad's Board of Directors. Net cash flow projections included projected revenue growth and trends in profit margins and selling, general and administrative expense that

                         GENRAD, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ACQUISITION OF INDUSTRIAL COMPUTER CORPORATION (CONTINUED)

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

    As of October 2, 1999, the technological feasibility of the project has been reached and no significant departures from the assumptions included in the valuation analysis have occurred.

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

LIQUIDITY AND SOURCES OF CAPITAL

SOURCES AND USES OF CASH

    Cash and cash equivalents at October 2, 1999 totaled approximately
$7.0 million, compared to approximately $13.0 million at January 2, 1999. The Company's current ratio at October 2, 1999 and January 2, 1999 was 2.3 and 2.5. Net cash used in operating activities was $14.6 million for the nine months ended October 2, 1999, compared to net cash provided by operating activities of $15.0 million for the nine months ended October 3, 1998.

    The change in cash (used in) provided by operating activities during the nine months ended October 2, 1999 as compared to the nine months ended
October 3, 1998 is primarily driven by significant inventory investments, which used incremental cash of $5.4 million, related to the Company's contract with Ford and payment of $7.0 million, net of insurance proceeds, related to the settlement of arbitration recorded in 1998 offset by increased net income, improved inventory management, improved payment timing on long-term contracts, and better cash management related to timing of vendor payments.

                         GENRAD, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SOURCES AND USES OF CASH (CONTINUED)

    During the three months ended October 2, 1999, the Company's accounts receivable turnover was approximately 6.6 (annualized) compared to approximately
4.0 (annualized) for the three months ended October 3, 1998. The improvement reflects management's continued focus on cash collections, offset by continued customer demands for more favorable payment terms during the three months ended October 2, 1999.

    During the nine months ended October 2, 1999, net cash used in investing activities was $17.9 million, compared to $18.8 million for the nine months ended October 3, 1998. Capital expenditures totaled $13.8 million for the nine months ended October 2, 1999 compared to $12.3 million for the nine months ended October 3, 1998. Cash used in the acquisition of certain intangible assets totaled $4.1 million for the nine months ended October 2, 1999 compared to $3.4 million for the nine months ended October 3, 1998. The purchase of Industrial Computer Corportion ("ICC") and Valstar Systems Limited during the nine months ended October 3, 1998 used cash of $3.1 million.

    The increase in capital expenditures during the nine months ended
October 2, 1999 compared to the nine months ended October 3, 1998 is attributable to the Company's new business system implementation. Beginning in 1998, the Company began efforts to implement SAP R/3-TM- ("SAP"), an enterprise resource planning system. During the nine months ended October 2, 1999, total capital expenditures related to the Company's SAP implementation totaled approximately $5.6 million. At the end of 1998, the Company had completed Phase I of this project with the successful implementation of certain modules of the SAP ERP system. During the quarter ended April 3, 1999, the Company began Phase II of this project, which involves the implementation of certain other modules of SAP, including sales, manufacturing and distribution related modules. Total capital expenditures related to SAP in 1999 are expected to approximate
$7.0 million to $8.0 million. Expenditures in 2000 through the targeted go-live date are expected to approximate $4.0 million to $5.0 million. After go-live, the Company expects to continue to incur certain capital expenditures and on-going expenses related to the implementation of SAP, however such expenditures are expected to be significantly less than those made in 1998 and expected to be made in 1999 and 2000 through the go-live date.

    Cash used in the acquisition of certain intangible assets of $4.1 million represents the costs of software capitalized in accordance with Statement of Financial Accounting Standards No. 86 as well as the direct purchase of certain intangible assets from third parties.

    Net cash provided by financing activities was $24.9 million for the nine months ended October 2, 1999 compared to net cash used in financing activities of $8.4 million for the nine months ended October 3, 1998. The increase in cash provided by (used in) financing activities during the nine months ended
October 2, 1999 as compared to the nine months ended October 3, 1998 is primarily attributable to the Company's borrowings on its line of credit facility during the nine months ended October 2, 1999. Net borrowings totaled $20.3 million during the nine months ended October 2, 1999 and were made principally for inventory investments related to the Company's contract with Ford and on-going software development efforts in the Company's GRS segment. Proceeds from employee stock plans provided incremental cash from investing activities of $5.9 million as compared to the nine months ended October 3, 1998. Offsetting these increases was a lessened cash outlay of $7.2 million related to the Company's stock repurchase program for the nine months ended October 2, 1999.

                         GENRAD, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

STOCK REPURCHASE PROGRAM

    During the second quarter of 1998, the Company commenced a stock repurchase program whereby the Company will purchase, in the open market, shares of its stock. The Company intends to buy back its stock at times when the market price of the stock presents opportunities to do so. The Company's stock repurchase plan is intended as a means to partially mitigate the dilutive impact of stock options and to provide an alternative investment for the Company's excess cash. The program has been funded entirely through operating cash flow, however, the Company may if it considers it prudent, utilize its available credit facilities in connection with its stock repurchase program. Through October 2, 1999, the Company had utilized approximately $18.7 million to repurchase 1,225,600 shares of its common stock.

CREDIT FACILITY

    The Company has a $50.0 million credit facility, which requires the Company to maintain certain financial and operating covenants and expires in July 2001. Borrowings on the line are payable on demand and bear interest, which is payable quarterly in arrears, at the lesser of the bank's prime rate (for borrowings designated as "prime rate" borrowings) or LIBOR plus a range from 0.75% to 1.50% (for borrowings designated as "LIBOR" borrowings), as determined from time to time by the bank. Under the terms of the credit facility, the Company is required to pay a commitment fee on the unused portion of the line ranging from 0.25% to 0.50% of the total unused portion of the line dependent on the Company's operating performance. At October 2, 1999, borrowings outstanding under the line totaled $20.3 million, of which $10.0 million was designated as a LIBOR borrowing and $10.3 million as a prime rate borrowing.

SUMMARY

    The Company's primary source of liquidity is internally generated funds. For the remainder of 1999, the Company anticipates it will fund its working capital and capital expenditure requirements, make principal and interest payments on its borrowings and meet its cash obligations from internally generated funds and from its available credit facility.

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

THE YEAR 2000 ISSUE

    Many computer systems and other equipment with embedded chips or processors use only two digits to represent the year. Consequently, they may be unable to process certain dates before, during and after the Year 2000. As a result, entities are at risk for possible miscalculations or system failures causing disruptions in their operations. GenRad has evaluated its operations to assess modifications needed for this issue. A full time project manager position was established in 1998 to address the Year 2000 issue.

    In October 1999, GenRad completed a comprehensive worldwide program that was intended to identify and correct potential material problems related to the Year 2000 in its products, information systems, infrastructure and manufacturing facilities. The work plan established involved the following phases:

    - Inventory GenRad products, assets, facilities and manufacturing and business processes;

    - Assess the risk associated with that inventory;

    - Correct business systems impacted by Year 2000 issues;

    - Identify and communicate to customers those products that will be Year 2000 compliant, that have a remediation path to make those products Year 2000 compliant and that have no remediation path and will not be Year 2000 compliant; and

    - Test and document all of the above that must be or are represented to be compliant.

    All inventory reviews have been completed and they will continue to be updated in the future through the advent of the Year 2000. Software and hardware, as well as tools to test, age and evaluate data, were acquired, installed and utilized in completing the Year 2000 compliance work plan. Test plans for items identified as critical were developed and deployed.

    Prior to addressing the Year 2000 issue, GenRad had decided to replace all of its business system software. GenRad is replacing its worldwide business systems with systems that use programs primarily from SAP America, Inc. ("SAP"). SAP has advised GenRad that its programs are Year 2000 compliant. The financial system replacement was completed in the first quarter of 1999, while the manufacturing, materials, order entry and service portions are scheduled for completion in the Year 2000. The existing business systems have been corrected, tested and believed to be Year 2000 compliant. Although the results have been tested, there can be no assurances that such systems will function as tested, if necessary, in the Year 2000.

    With respect to GenRad products, the Company has designed and executed scripted tests that determined the impact of the Year 2000 on each currently manufactured GenRad product. GenRad treated all Year 2000 issues discovered during this process as important product maintenance issues and made reasonable efforts to provide available fixes to all worldwide GenRad customers. The on-going status

                         GENRAD, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE YEAR 2000 ISSUE (CONTINUED)

of GenRad's Year 2000 compliance for each product it manufactures is posted on the Company's home page at the following web address: http://www.genrad.com.

    GenRad has initiated formal communications with all significant external interfaces, including customers, banks and municipal agencies, and suppliers, to determine the extent to which GenRad is vulnerable to failures by third parties to correct their own potential Year 2000 problems. The Company's banking service providers provide necessary service to the Company in the area of cash management. Certain municipal agencies in the municipalities in which GenRad operates provide necessary water and sewerage services to the Company. GenRad's formal communications with suppliers and other significant external interfaces have resulted in 65% of those contacted responding. As of the date of this report, the Company has not identified any suppliers or external interfaces which it believes critical to have a definitive Year 2000 compliance problem. GenRad's formal communications with its customers have resulted in a 13% response rate of those contacted responding. A failure of any of these interfaces to adequately address their Year 2000 issues could adversely affect the Company.

    The results to date have been evaluated in the context of GenRad's contingency plans. To date, GenRad has not identified any specific external interfaces which it considers to place the Company at significant risk. However, a portion of the Company's direct or indirect external interfaces are solely based in, or have headquarters in, Southeast Asia. Many publicly available surveys suggest that, of all major global economic regions, Southeast Asia is the least ready for the Year 2000, driven by the lack of solid information from the region concerning the region's Year 2000 readiness.

    Costs incurred to date for the Year 2000 issue, primarily related to software corrections, are approximately $1.3 million with estimated future costs of approximately $0.4 million, which the Company expects it will incur, if necessary, over the remainder of 1999 and 2000. The costs were and will continue to be funded through internally generated resources, without cannibalizing the Company's information technology budget or resources, and expensed as incurred in accordance with EITF 96-14, "Accounting For the Costs Associated with Modifying Computer Software for the Year 2000." Management believes that its internal Year 2000 issues have been addressed in a manner that will prevent such issues from having a material adverse effect on GenRad results of operations, financial position or cash flows. However, there can be no assurances that management will be successful in addressing all its internal Year 2000 issues or that all of the Company's external interfaces will be successful in addressing their Year 2000 issues. If management or any significant external interfaces is not, the Company's operating results and financial position could be materially and adversely impacted. In the worst case, although not anticipated or considered likely by GenRad management, the Company may not be able to operate manufacturing facilities or other support functions which would have a material adverse effect on the Company's financial position and results of operations for periods subsequent to 1999. Management believes that its contingency plans, which include the use of alternative manufacturing facilities currently available to the Company, and business systems, which the Company currently utilizes, are adequate to mitigate the risk associated with the Company's worst case scenario.

OTHER FACTORS

    Other factors which could impact future results are past and future acquisitions, strategic alliances, patent or product liability claims in excess of available insurance coverage, changes in the Company's

                         GENRAD, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OTHER FACTORS (CONTINUED)

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

10.3   Severance Agreement between GenRad, Inc. and Kevin R.
       Cloutier effective as of May 9, 1997, incorporated by reference to Exhibit 10.3 to the Company's report on Form 10-Q for the three months ended September 27, 1997.

10.4 Severance Agreement between GenRad, Inc. and Paul Geere effective as of May 9, 1997, incorporated by reference to
       Exhibit 10.4 to the Company's report on Form 10-Q for the three months ended September 27, 1997.

10.5 Severance Agreement between GenRad, Inc. and Lori B. Hannay effective as of May 9, 1997, incorporated by reference to
       Exhibit 10.5 to the Company's report on Form 10-Q for the three months ended September 27, 1997.

10.6 Severance Agreement between GenRad, Inc. and Sarah H. Lucas effective as of May 9, 1997, incorporated by reference to
       Exhibit 10.6 to the Company's report on Form 10-Q for the three months ended September 27, 1997.

10.7 Severance Agreement between GenRad, Inc. and James F. Lyons effective as of May 8, 1997, incorporated by reference to
       Exhibit 10.7 to the Company's report on Form 10-Q for the three months ended September 27, 1997.

10.8   Severance Agreement between GenRad, Inc. and Paul Pronsky,
       Jr. effective as of May 9, 1997, incorporated by reference to Exhibit 10.8 to the Company's report on Form 10-Q for the three months ended September 27, 1997.

10.9   Severance Agreement between GenRad, Inc. and Michael W.
       Schraeder effective as of May 9, 1997, incorporated by reference to Exhibit 10.9 to the Company's report on Form 10-Q for the three months ended September 27, 1997.

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

27     Financial Data Schedule

(b) There were no reports on Form 8-K filed during the three months ended October 2, 1999.

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

Date: November 16, 1999