Form 10-K/A
period 1999-01-02
GENRAD INC
filed 1999-11-23
CIK 40972

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K/A

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

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, Item 14 of Part IV, of the Registrant's Annual Report on Form 10-K for the year ended January 2, 1999 ("the 1998 10-K") is hereby amended and restated to read in its entirety as follows:


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

       10.12 -- Agreement dated February 12, 1997 between GenRad Limited and and Ford Motor Company, attached.*

       10.13 -- Settlement agreement and Mutual General Release dated April 7, 1999 between William E. Gaines, William E. Massaker, Frank B. Wingate and Heritage Investment Limited Partnership and GenRad, Inc., James F.
       Lyons and Paul Pronsky, Jr., filed as Exhibit 10.13 to the 1998 10-K.

       11 -- Computation of Per Share Earnings, filed as Exhibit 11 to the 1998 10-K.

       21 --  List of Subsidiaries, filed as Exhibit 21 to the 1998 10-K.

       23 -- Consent of PricewaterhouseCoopers LLP, filed as Exhibit 23 to the 1998 10-K.

       27 -- Financial Data Schedule, filed as Exhibit 27 to the 1998 10-K.

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


                                                     Date: November 19, 1999

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
