Form 10-K
period 2000-01-01
GENRAD INC
filed 2000-03-31
CIK 40972

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           --------------------------

                                   FORM 10-K

  /X/            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED JANUARY 1, 2000

                                       OR

  / /          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934

                           COMMISSION FILE NO. 1-8045

                                  GENRAD, INC.

             (Exact name of registrant as specified in its charter)

                           --------------------------

                        MASSACHUSETTS                                                    04-1360950
(State or other jurisdiction of incorporation or organization)                        (I.R.S. Employer
                                                                                   Identification Number)

                   7 TECHNOLOGY PARK DRIVE
                   WESTFORD, MASSACHUSETTS                                               01886-0033
           (Address of principal executive offices)                                      (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (978) 589-7000
          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                                           NAME OF EACH EXCHANGE
                  TITLE OF EACH CLASS                                       ON WHICH REGISTERED
--------------------------------------------------------  --------------------------------------------------------
             Common Stock, $1.00 par value                                New York Stock Exchange

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                      NONE

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of shares of Common Stock held by non-affiliates of the registrant as of March 24, 2000 was $444,582,661. 29,887,910 shares of the Common Stock of GenRad, Inc., $1.00 par value, were outstanding on March 24, 2000.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Proxy Statement of GenRad, Inc. for the Annual Meeting of Shareholders to be held on May 11, 2000 (the "2000 Proxy Statement"), which will be filed with the Securities and Exchange Commission within 120 days after the close of the Company's fiscal year ended January 1, 2000, are incorporated by reference into Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

PART I

ITEM 1. BUSINESS

    GenRad, Inc. ("GenRad" or "the Company"), which commenced operations in 1915, is a leading global manufacturing solutions company. GenRad designs, manufactures and markets integrated hardware and software solutions that enable the successful manufacture, test and service for microprocessors and other electronic devices and components. The Company operates primarily in the United States, Western Europe and Southeast Asia through its three business segments, Electronic Manufacturing Solutions ("EMS"), Advanced Diagnostic Solutions ("ADS") and GR Software ("GRS") (each of which is further described below). The Company's three business segments each aggregate similar classes of products. The Company's EMS business segment includes primarily products used in the manufacture, test and inspection of printed circuit boards while the Company's ADS business segment includes diagnostic systems used primarily by the transportation industry. GR Software includes the Company's software product line, which is comprised of the TRACS-Registered Trademark-, CimBridge-TM-, SFDM-TM- and SFLM-TM- products, all of which are utilized by GenRad's customers to optimize their manufacturing processes. Summarized financial information with respect to each of the Company's business segments is included in Note 13 to the Company's consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

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

    BOARD TEST The TestStation and GR228X i Series families of production test solutions are optimized to test, inspect and report defects that can occur in the manufacturing of printed circuit boards (PCB's). These advanced board test solutions provide precise fault diagnosis, utilizing test and inspection technologies, on the most demanding of PCB's. GenRad's board test solutions are recognized for delivering the highest fault coverage and highest throughput in a production test environment. These systems sell for prices ranging from $50,000 to over $1,000,000.

    GENEVA-REGISTERED TRADEMARK- TEST AND MEASUREMENT SOLUTIONS Geneva-Registered Trademark- is a combined hardware and software functional test and measurement system that uses the industry standard VXIbus for instrument control. GenRad's extensions add a scanner bus above the instruments to solve the signal interconnect problems not addressed by VXI. The company has a patent for this VXIScan architectural extension. The Geneva-Registered Trademark-architecture is capable of addressing the needs of a wide range of functional test and measurement solution applications, including solutions used in the telecom, datacom and medical market segments. These systems sell for prices ranging from $100,000 to $500,000.

    VIPER-REGISTERED TRADEMARK- PROCESS INSPECTION SOLUTIONS
Viper-Registered Trademark- Process Inspection Solutions are low-cost test and inspection solutions designed to provide real-time, closed-loop feedback regarding process variations and faults on a printed circuit board manufacturing line. This solution is ideally suited for companies that manufacture price sensitive products (i.e. consumer). To accommodate the local markets GenRad serves throughout the world, this system is offered with standard vacuum fixture compatibility, a Press Down Unit and an in-line configuration at prices ranging from $25,000 to $125,000.

    PILOT-TM- GenRad's Pilot solution is a "fixtureless' test solution designed to test and inspect populated printed circuit boards by utilizing both "flying' and fixed probes to gain access to the components under test. This test technology is ideal for verifying prototypes and initial production runs, which are typically small in quantity and utilize boards with limited test point access, and for use as a diagnostic tool to augment the functional testing of printed circuit board assemblies. This system is ideally suited for companies striving to reduce their new products' time-to-production schedule as well as eliminating the fixture costs and development times that are associated with traditional board test products. This system sells for prices ranging from $200,000 to $300,000.

    INTEGRATED CUSTOMER SERVICES ("ICS") ICS provides programming services, fixture development and on-site training and support to owners of in-circuit and functional testers throughout the United States and Europe. Fixtures, which match the test device with the device under test, are generally custom designed (both hardware and software) and range in price from $7,500 to $90,000.

ADVANCED DIAGNOSTIC SOLUTIONS

    GenRad's ADS business segment is a global leader in developing and marketing diagnostic information solutions comprised of hardware, software and services which optimize the manufacturing and service capabilities of transportation and equipment companies. ADS's solutions, which generally include complex electronic diagnostic solutions, are used by its customers to maximize manufacturing efficiencies at time of product build as well as to maintain efficient and effective service operations throughout the product's life. Because of the complexity of ADS' products, ADS is able to develop long-term partnering relationships with its customers thereby allowing a range of implementation approaches resulting in customer driven solutions which may include hardware, software and consultative support. ADS is headquartered in Manchester, England with development and service centers in Detroit, MI and Ismaning, Germany as well as a worldwide product support network.

GRSOFTWARE

    GenRad's GRS business segment was expanded during 1998 with the Company's acquisition of Industrial Computer Corporation ("ICC"), a privately held manufacturing execution systems company with operations in Atlanta. Upon acquisition, the Company combined the operations of ICC with its existing manufacturing software development, sales and support groups, which included the TRACS-Registered Trademark- and CimBridge-TM- products, to form GRS. During 1999, GRS introduced Shop Floor Line Manager-TM- ("SFLM"), a product providing virtual line monitoring ability to manufacturers. GRS develops and markets product solutions and services to companies wishing to achieve and maintain control over manufacturing processes. GRS's flagship product, Shop Floor Data Manager-TM- ("SFDM"), manages a business's process information necessary to manufacture products according to plan. SFDM, along with TRACS and CimBridge, enable the shop floor to remotely, or on-site, manage the operations and to communicate, at varying levels, with a Company's ERP systems to have a real time direct impact on a business's manufacturing operations. GRS is headquartered in Atlanta, GA with technology development and support centers in Portland, OR, Aberdeen, Scotland and Zurich, Switzerland.

PRINCIPAL MARKETS AND CUSTOMERS

    The principal markets for GenRad's product and service offerings include, but are not limited to, original equipment manufacturers of electronics and electronic components and peripherals, contract electronics manufacturers and transportation and telecommunications companies. Management believes that these industries will continue to be a significant revenue source for the Company. These markets are characterized by rapid technological change, an increased demand for specific feature requests by customers, evolving industry standards, and frequent new product introductions. The introduction of products embodying new technology or the emergence of new industry standards or practices could render the Company's existing products obsolete or otherwise unmarketable. Future operating results are dependent upon the Company's ability to develop, design, manufacture and market technologically innovative products that meet customer needs. During 1999, one customer, Ford Motor Company ("Ford") accounted for 31% of consolidated revenues.

    During 1998, the Company began substantial work under a multi-year hardware, software and services contract with Ford. Pursuant to the agreement, the Company has undertaken to provide customers of Ford with diagnostic tools designed to enable Ford's dealers to test and diagnose problems with electrical systems in Ford vehicles. The Company derived approximately $65.9 million during 1999 related to shipments of units to Ford and expects to derive the same in 2000. The loss of this contract or any deterioration in the Company's relationship with Ford could have a material adverse effect on the Company's results of operations, financial position and cash flow.

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

FOREIGN OPERATIONS

    GenRad's operations abroad consist of selling, marketing, distributing and servicing products and providing other types of customer support services such as software development. GenRad is subject to the usual risks of international trade, including unfavorable economic conditions, political instability, restrictive trade policies, controls on funds transfers and foreign currency fluctuations. Financial information concerning GenRad's foreign operations is included in Note 13 to the Company's consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

BACKLOG

    Backlog, represented by those orders received which are backed by a purchase order, at the end of fiscal 1999 was approximately $30.9 million as compared to approximately $21.6 million at the end of fiscal 1998. Most orders are filled within three months of receipt. The Company believes that a substantial portion of the fiscal 1999 backlog will be recognized as revenue during the first quarter of its 2000 fiscal year. Although orders are subject to cancellation, GenRad's experience has been that losses resulting from cancellations are not material.

COMPETITIVE CONDITIONS

    Competition, from both domestic and foreign competitors, remains intense across all business segments. Certain of the Company's competitors are substantially larger companies with greater resources.

For example, the Company competes with Agilent Technologies, Inc. and Teradyne Corporation in its EMS business and with Hewlett-Packard and Siemens A.G. in its ADS business. Typically, GenRad meets competition by carefully selecting its markets and by developing its products to meet the needs of each group of customers. Primary competitive factors are product performance, customer specific applications engineering, customer support services and pricing. The EMS market is subject to rapid change, and success is dependent on the development of new technologies and products. A key competitive advantage for GenRad is the Company's broad and integrated product family and its extensive hardware and software capabilities.

RESEARCH AND DEVELOPMENT

    GenRad's expenditures for the development of new products and services, and the improvement of existing products and services, were approximately
$20.0 million in fiscal 1999, $19.0 million in fiscal 1998 and $19.9 million in fiscal 1997. The expenditures were primarily for staffing and related expenses for software development in the GRS and EMS segments and redesign of electronic manufacturing systems and advanced diagnostic solutions and software products.

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

EMPLOYEES AND EXECUTIVE OFFICERS

    GenRad had 1,296 employees, including contract employees, on January 1, 2000 and 1,270 employees on January 2, 1999. None of GenRad's employees are covered by collective bargaining agreements, and GenRad believes relations with its employees are good.

NAME                                          AGE                        OFFICE
----                                        --------   ------------------------------------------
James F. Lyons............................     65      Chairman and Chief Executive Officer
John Downing..............................     40      Vice President, Global Sales
Paul Geere................................     45      President, Advanced Diagnostic Solutions
Lori B. Hannay............................     43      Vice President, Information Services and
                                                       Corporate Operations
Stephen K. Holford........................     54      President, GR Software
Brian C. Quirk............................     41      Vice President, Global Manufacturing
Michael W. Schraeder......................     43      President, Electronic Manufacturing
                                                       Solutions
Walter A. Shephard........................     46      Vice President, Chief Financial Officer
                                                       and Secretary

    All officers are elected by the Board of Directors (the "Directors"). Elected officers hold office until the first meeting of the Directors following the Annual Meeting of Shareholders (the "Annual Meeting") and thereafter until a successor is duly elected and qualified. There are no family relationships among the officers and/or directors.

    James F. Lyons was elected Chairman and CEO in January 2000. He joined GenRad as President and Chief Executive Officer, in July 1993. From
January 1992 until July 1993, Mr. Lyons served as President and Chief Executive Officer of Harry Gray Associates, a global investment and management organization specializing in acquisitions and leveraged buyouts.

    John Downing was appointed Vice President, Global Sales in April 1998. From 1996 to 1998, Mr. Downing served as Vice President, North American Sales. From 1995 to 1996, he served as the Northern Regional Sales Manager. From 1988 to 1995, he oversaw major account sales. Mr. Downing joined GenRad in 1980.

    Paul H. Geere was elected President, Advanced Diagnostic Solutions in May 1998. From May 1996 to May 1998, Mr. Geere served as Vice President, Managing Director, Advanced Diagnostic Solutions. From September 1995 to May 1996 he was Managing Director of GenRad's Advanced Diagnostic Solutions business unit, located in Stockport, England. From January 1995 to September 1995, Mr. Geere worked as a Management Consultant for Coopers & Lybrand in its London office.

    Lori B. Hannay was elected Vice President, Information Services and Corporate Operations in November 1998. From November 1996 to May 1998, she was GenRad's Vice President, Human Resources. From November 1994 to November 1996 she served as the Company's Director of Compensation and Benefits. From
July 1990 to November 1994 Ms. Hannay was Corporate Secretary and Vice President of Human Resources for First Inter-Bancorp.

    Stephen K. Holford was appointed President, GR Software in May 1999. From February 1999 to April 1999, Dr. Holford was Vice President and Chief Operating Officer, GR Software. From April 1998 to February 1999, he served as Vice President and General Manager, Product Operations, Electronic Manufacturing Systems. From February 1998 to April 1998 he held the position of Vice President and General Manager, Functional Test in EMS and from December 1997 to
February 1998 Dr. Holford was Vice President, Executive Staff.

    Brian C. Quirk was appointed Vice President, Global Manufacturing in June of 1999. From January of 1998 to June of 1999 Mr. Quirk served as Vice President of Manufacturing for GenRad's Electronic Manufacturing Solutions business unit. From May of 1996 to January of 1998 he was Director of Manufacturing and Materials Manager. Prior to that he served GenRad in a variety of manufacturing capacities. Mr. Quirk joined GenRad in 1995.

    Michael W. Schraeder was elected President, Electronic Manufacturing Solutions in March 1998. From November 1996 to March 1998, Mr. Schraeder was Vice President, Worldwide Sales and Service. From March 1995 to November 1996, he served as Vice President, Sales and Service for the Americas Region. From April 1992 to February 1995, Mr. Schraeder held the position of Eastern Regional Sales Manager and from April 1991 to March 1992, he was District Sales Manager for the Southeastern Region. Mr. Schraeder joined GenRad in 1979.

    Walter A. Shephard was elected Vice President, Chief Financial Officer and Secretary in November 1998. From May 1998 to November 1998, Mr. Shephard held the position of Vice President and Chief Operating Officer for Worldwide Financial Operations. From July 1997 to May 1998, he served as Treasurer and Vice President, Investor Relations. From February 1991 to August 1997
Mr. Shephard was Treasurer and Clerk. Prior to that he served the Company in a variety of finance positions. Mr. Shephard joined GenRad in 1983.

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

    In October 1996, the Company's European subsidiary entered into a 15-year lease commitment at the Orion Business Park located in Manchester, England. The facility, encompassing 75,000 square feet, is primarily used for administrative and engineering office space for the ADS business unit.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANTS' COMMON STOCK AND RELATED SHAREHOLDER MATTERS

STOCK PRICE INFORMATION

    The Company's Common Stock is traded on the New York Stock Exchange under the symbol GEN. The following table shows the quarterly high and low closing price for a share of the Company's Common Stock for the Company's 1999 and 1998 fiscal years.

                                                                 1999                         1998
                                                      --------------------------   ---------------------------
                                                          HIGH           LOW           HIGH           LOW
                                                      ------------   -----------   ------------   ------------
1ST QUARTER........................................   21 15/16       14 1/8        32 5/8         24
2ND QUARTER........................................   22 3/8         14            32 15/16       16 5/8
3RD QUARTER........................................   22 1/8         17 5/16       19 3/4         10 3/8
4TH QUARTER........................................   19 15/16       15 1/2        18 3/16        10 15/16

    As of March 24, 2000 there were 2,730 stockholders of record holding 29,887,910 shares of the Company's Common Stock.

DIVIDENDS

    It is the policy of the Company to retain earnings to support the growth and expansion of the Company's business. Although the Company has paid dividends in the past, there are no plans to resume paying dividends in the foreseeable future. Payment of dividends is restricted by financing agreements to which the Company is a party.

ITEM 6. SELECTED FINANCIAL DATA

    The selected financial data set forth below are derived from the consolidated financial statements, which have been audited by PricewaterhouseCoopers LLP, independent accountants. The consolidated balance sheet for the Company's 1999 and 1998 fiscal years and the related consolidated statements of operations and cash flows for the three years ended January 1, 2000 and notes thereto appear elsewhere in this Form 10-K. The data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements and related notes thereto included elsewhere in this Form 10-K.

(Dollar and share amounts in thousands):      1999     1998(a)      1997       1996       1995
----------------------------------------    --------   --------   --------   --------   --------
Operations:
Total revenue.............................  $301,948   $224,789   $236,761   $183,545   $158,753
Gross margin..............................   135,191    105,912    126,764     96,408     76,822
Operating income (loss)...................    49,102    (14,294)    38,486     25,856     16,369
Net income (loss).........................  $ 47,494   $ (9,068)  $ 41,295   $ 27,335   $ 12,271
Net income (loss) per common and common
  equivalent share:
Basic.....................................  $   1.66   $  (0.32)  $   1.54   $   1.22   $   0.59
Diluted...................................  $   1.60   $  (0.32)  $   1.43   $   1.11   $   0.56

------------------------

(a) Operating income (loss), net income (loss) and net income (loss) per common and common equivalent share includes the effect of charges related to acquired in-process research and development totaling approximately
    $10.1 million, impairment losses totaling approximately $4.9 million and restructuring and other charges totaling approximately $13.6 million. Gross margin includes the effect of one-time charges related to restructuring and other non-recurring charges totaling approximately $4.9 million.

Balance sheet:
Current ratio.............................       2.9        2.5        3.6        2.7        1.7
Total assets..............................  $248,639   $208,225   $178,957   $115,765   $ 87,406
Long-term debt, including current
  portion.................................     6,006      8,487     10,953        146     49,073
Stockholders' equity......................  $176,835   $134,031   $115,013   $ 63,680   $(23,238)
Other data:
Number of employees.......................     1,296      1,270      1,388      1,239      1,138
Weighted average common and common
  equivalent shares used in computing per
  share amounts
    Basic.................................    28,669     28,003     26,814     22,488     20,869
    Diluted...............................    29,683     28,003     28,788     27,484     21,866

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

    EMS focuses on the integration of hardware and software for process control in the manufacture of printed circuit boards, emphasizing inspection technologies. EMS provides its customers with leading-edge, cost-effective solutions used to collect data about their manufacturing process and provide reliable, timely and useful information which can be used to optimize manufacturing processes.

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

    GRS was expanded during 1998 with the Company's acquisition of Industrial Computer Corporation ("ICC"), a privately held manufacturing execution systems company with operations in Atlanta. Upon acquisition, the Company combined the operations of ICC with its existing manufacturing software development, sales and support groups to form GRS. During 1999, GRS introduced Shop Floor Line Manager-TM- ("SFLM"), a product providing virtual line monitoring ability to manufacturers. GRS develops and markets product solutions and services to companies wishing to achieve and maintain control over manufacturing processes. GRS's flagship product, Shop Floor Data Manager-TM- ("SFDM"), manages a business's process information necessary to manufacture products according to plan. SFDM also enables the shop floor to communicate with a Company's ERP systems to have a real time direct impact on a business's manufacturing operations.

    The fiscal year ended January 1, 2000 includes 52 weeks. The fiscal year ended January 2, 1999 included 52 weeks, while the fiscal year ended January 3, 1998 included 53 weeks.

RESULTS OF OPERATIONS

    The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items in the Company's Consolidated Statement of Operations.

                                                                     1999           1998           1997
                                                                   --------       --------       --------
Total revenue...............................................        100.0%         100.0%         100.0%
Cost of products and services sold..........................         55.2           52.9           46.5
                                                                    -----          -----          -----
Gross margin................................................         44.8           47.1           53.5
Selling, general and administrative.........................         21.9           31.1           28.9
Research and development....................................          6.6            8.4            8.4
Acquired in-process research and development................           --            4.5             --
Restructuring charges.......................................           --            3.9             --
Loss from impairment of intangible assets...................           --            2.2             --
Arbitration settlement......................................           --            3.4             --
                                                                    -----          -----          -----
Total operating expenses....................................         28.5           53.5           37.3
Operating income (loss).....................................         16.3           (6.3)          16.2
Other expenses..............................................         (0.5)          (0.6)          (0.3)
Income tax benefit (expense)................................         (0.1)           2.9            1.5
                                                                    -----          -----          -----
Net income (loss)...........................................         15.7%          (4.0)%         17.4%
                                                                    =====          =====          =====

1999 VS. 1998

ORDERS

    Orders for the Company's products and services increased to $311.2 million for the twelve months ended January 1, 2000 from $221.5 million for the twelve months ended January 2, 1999. EMS orders totaled $185.1 for the twelve months ended January 1, 2000 compared to $172.2 million for the twelve months ended January 2, 1999. ADS orders totaled $102.5 million for the twelve months ended January 1, 2000 compared to $32.3 million for the twelve months ended
January 2, 1999. GRS orders totaled $23.6 million for the twelve months ended January 1, 2000 compared to $17.0 million for the twelve months ended
January 2, 1999.

    EMS orders increased $12.9 million for the twelve months ended January 1, 2000 compared to the comparable period ended January 2, 1999 due to the improvement in the economic conditions in which the Company's customers operate, this was offset by declining demand for the segment's high-end functional test products during the twelve months ended January 1, 2000. The increase in ADS orders of $70.2 million for the twelve months ended January 1, 2000 compared to the comparable period ended January 2, 1999 is primarily attributable to the launch of the Company's WDS 3500 product for Ford. The increase in GRS orders of $6.6 million for the twelve months ended January 1, 2000 compared to the comparable period ended January 2, 1999 is primarily attributable to the acquisition of Industrial Computer Corporation ("ICC") in April 1998.

    North American orders totaled $173.4 million for the twelve months ended January 1, 2000 compared to $128.6 million for the twelve months ended
January 2, 1999. European orders totaled $116.6 million for the twelve months ended January 1, 2000 compared to $74.9 million for the twelve months ended January 2, 1999. Asian orders totaled $21.2 million for the twelve months ended January 1, 2000 compared to $18.0 million for the twelve months ended
January 2, 1999.

    The increase in North American orders of $44.8 million consists of an increase in order activity related to the launch of the Company's WDS 3500 product for Ford, which totaled $47.6 million in North American orders during the twelve months ended January 1, 2000. This was offset by a decline of $2.5 million in order activity for other business in the Company's ADS segment. EMS' North American orders declined $4.5 million due to the migration of certain of the Company's contract manufacturing customers to Eastern Europe. These declines were offset by an increase of $4.2 million in North American orders for GRS attributable to the acquisition of ICC in April 1998.

    European orders increased $41.7 million, primarily attributable to an increase in ADS European orders of $24.7 million due to the launch of the Company's WDS 3500 product for Ford, which contributed $22.2 million of orders in Europe during the twelve months ended January 1, 2000 and an increase in EMS orders of $14.5 million reflecting the continued migration of certain of the Company's large contract manufacturers into Eastern Europe and strong European demand for the segment's products. European orders also reflect an increase of $2.5 million on incremental business in the Company's ADS segment relating to certain contracts with European truck manufacturers and a $2.5 million increase in GRS orders mainly from the acquisition on ICC in April 1998.

REVENUE

    Product revenue increased to $232.4 million for the twelve months ended January 1, 2000 from $159.3 million for the twelve months ended January 2, 1999. EMS product revenue totaled $145.9 million for the twelve months ended
January 1, 2000 compared to $141.4 million for the twelve months ended
January 2, 1999. ADS product revenue totaled $77.0 million for the twelve months ended January 1, 2000 compared to $10.0 million for the twelve months ended January 2, 1999. GRS product revenue totaled $9.5 million for the twelve months ended January 1, 2000 compared to $7.9 million for the twelve months ended January 2, 1999.

    The increase in EMS product revenue of $4.5 million is attributable to increases of $8.8 million related to the Company's high-end in-circuit test systems and $3.0 million related to the Company's GR Pilot product. This was offset primarily by declines of $6.2 million in product revenue related to the Company's functional test products and $0.4 million related to the Company's low-cost in-circuit test systems.

    The increase in ADS product revenue of $67.0 million is primarily attributable to the launch of the Company's WDS 3500 product for Ford, which contributed $65.9 million of product revenue during the twelve months ended January 1, 2000. For the twelve months ended January 1, 2000 the Company shipped approximately 10,000 WDS 3500 units. The Company expects to continue to derive significant revenues from Ford related to its WDS 3500 product in 2000 and beyond. However, the Company does not anticipate a unit count approaching the unit count during the twelve months ended January 1, 2000 in any one future twelve month period subsequent to the year 2000. During 1999, the Company and Ford worked together to time the major regional launches to European and North American dealers during June, July and September. Subsequent regional market launches, as well as launches for certain of Ford's subsidiaries and strategic partners, are planned for the year 2000 beginning in the Spring.

    Service revenue increased to $69.6 million for the twelve months ended January 1, 2000 from $65.5 million for the twelve months ended January 2, 1999. EMS service revenue totaled $32.3 million for the twelve months ended
January 1, 2000 compared to $34.5 million for the twelve months ended
January 2, 1999. ADS service revenue totaled $25.9 million for the twelve months ended January 1, 2000 compared to $22.3 million for the twelve months ended January 2, 1999. GRS service revenue totaled $11.4 million for the twelve months ended January 1, 2000 compared to $8.7 million for the twelve months ended January 2, 1999.

    The decline in EMS service revenue of $2.2 million is primarily attributable to declines of $1.6 million and $1.7 million in service revenue related to the segment's high-end functional test products and its fixture programming business, respectively. The decrease related to the segment's high-end functional test systems reflects the overall decrease in demand for these products and their associated services. The decline in the Company's fixture programming business reflects the overall decreased demand for these segment's products driven by customer demands for higher throughput per manufacturing line and improved worldwide asset management. These decreases are offset by an increase of $1.1 million of service revenue related to the Company's in-circuit test products. The increase in ADS service revenues of $3.6 million is due to $2.0 million of incremental service revenue related to the WDS 3500 product and $1.6 million of increased business during 1999 in ADS' services. The increase in GRS service revenue of $2.7 million reflects the acquisition of ICC in April 1998.

    Revenue from international markets increased to $153.7 million, or 50.9% of revenue, for the twelve months ended January 1, 2000 from $116.3 million, or 51.7% of revenue, for the twelve months ended January 2, 1999. The increase in international revenue in total reflects the increased revenue in Europe associated with the Company's launch of the WDS 3500 product for Ford and the continued expansion of the Company's contract manufacturing customers into Eastern Europe and Mexico. The percentage decrease resulted from increased volume of business in North America attributable to the launch of the Company's WDS 3500 product for Ford during the twelve months ended January 1, 2000. Revenues from international markets are subject to the risks of currency fluctuations.

GROSS MARGINS

    Product margins were $108.3 million, or 46.6% for the twelve months ended January 1, 2000 compared to $79.2 million, or 49.7% for the twelve months ended January 2, 1999. Excluding one-time charges of $4.9 million related to the discontinuance of certain ADS product offerings ($3.5 million) and the exit from the hardware portion of the Company's Vision product line ($1.4 million), product margins for the twelve months ended January 2, 1999 were $84.1, or 52.8%.

    As a percentage of product revenue, product margins declined to 46.6% for the twelve months ended January 1, 2000 from 52.8%, excluding one-time charges, for the twelve months ended January 2, 1999. This decrease reflects the significantly lower margins realized on the WDS 3500 product compared to the Company's higher margin EMS and GRS products.

    The increase in product margins of $24.2 million, excluding one-time charges during the comparable year ago period, consist of incremental margins of $8.6 million in the EMS segment, $15.0 million in the ADS segment and $1.1 million in the GRS segment. The $8.6 million EMS increase is attributable to improved manufacturing efficiencies affected by management's restructuring efforts in 1998 and a more favorable product mix. The $15.0 million ADS increase is due to the launch of the Company's WDS 3500 product with Ford amounting to $13.1 million in incremental margin as well as an increase of $1.9 million in the remaining ADS segment. The $1.1 million increase in the GRS segment primarily relates to increased product sales. These increases were offset by increased capitalized software amortization costs of $0.5 million during the twelve months ended January 1, 2000 compared to the twelve months ended
January 2, 1999. The Company anticipates that amortization costs of capitalized software will increase in fiscal 2000.

    Inventory turnover for the twelve months ended January 1, 2000 increased to
2.9 times per year as compared to 2.5 times per year for the twelve months ended January 2, 1999. The increase is primarily related to increased operating efficiencies in manufacturing resulting from the Company's restructuring efforts in 1998, overall improved inventory management and significant turnover related to the Company's WDS 3500 product. Excluding inventory related to the Company's contract with Ford, inventory turnover for the twelve months ended January 1, 2000 increased to 3.7 times per year as compared to 3.0 times per year for the twelve months ended January 2, 1999.

    As a percentage of service revenue, service margins decreased to 38.7% for the twelve months ended January 1, 2000 from 40.8% for the twelve months ended January 2, 1999. The relatively stable service margins reflects increased margins in the GRS segment attributable to the acquisition of ICC in April 1998. This increase is offset by declining margins in the EMS and ADS segments indicative of the competitive market conditions in the end markets for EMS and ADS' products.

OPERATING EXPENSES

    Selling, general and administrative expenses decreased to $66.0 million, or 21.9% of total revenue for the twelve months ended January 1, 2000 from $69.8 million, or 31.1% of total revenue for the twelve months ended January 2, 1999. The decrease in selling, general and administrative expenses, in dollars and as a percentage of total revenue, is attributable to the restructuring actions management implemented during the second and third quarters of 1998, accounting for approximately $3.8 million of reduced expenses for the twelve months ended January 1, 2000. This decrease was offset by approximately $1.2 in incremental selling, general and administrative expenses resulting from the acquisition of ICC in April 1998.

    During the three months ended January 1, 2000, selling, general and administrative expenses for the year ended January 1, 2000 were reduced by approximately $1.8 million related to a reduction in accruals which were recorded during the nine months ended October 3, 1999. The total of $1.8 million consists primarily of $1.7 million of management and sales incentive bonus payments which had been accrued during the nine months ended October 3, 1999.

    The Company purchased non-participating group annuity contracts for a group of U.S. pension plan participants representing approximately two-thirds of the remaining liability. The purchase resulted in a gain of $1.2 million during the three months ended January 1, 2000. This gain is included in selling, general and administrative expenses in the accompanying financial statements.

    Research and development expenses increased to $20.0 million, or 6.6% for the twelve months ended January 1, 2000 from $19.0 million, or 8.4% for the twelve months ended January 2, 1999. In 1999, the primary research and development projects were for in-circuit and functional test equipment software systems, design of a next generation in-circuit hardware platform, system enhancements to support automation capabilities and enhancements to the GRS suite of products. The Company capitalized $4.8 million and $4.9 million of software development costs for the fiscal years ended January 1, 2000 and January 2, 1999, respectively. The majority of costs capitalized in fiscal 1999 related to new EMS and GRS product developments.

    Interest expense increased to $1.4 million for the twelve months ended January 1, 2000 from $1.2 million for the twelve months ended January 2, 1999. The increase in interest expense was due to increased borrowings on the credit facility, offset by lower average interest rates on the Company's five-year term loan.

    Other net expenses decreased to $0.2 million for the twelve months ended January 1, 2000 from $0.5 million for the twelve months ended January 2, 1999. The decrease relates primarily to the net effect of gains and losses on foreign currency transactions. Interest income decreased to $0.2 million for the twelve months ended January 1, 2000 from $0.4 million for the twelve months ended January 2, 1999 due to lower average cash balances during fiscal 1999.

    For the twelve months ended January 1, 2000, the Company recorded a net income tax expense of $0.3 million. The resulting 1% effective tax rate is compared to a 42% tax benefit recorded in the twelve months ended January 2, 1999. The Company's low effective tax rate results from the reversal of a portion of the deferred tax valuation allowance. For the year 2000, the Company anticipates that its effective tax rate will increase and will approximate the statutory tax rate in subsequent years.

1998 VS. 1997

ORDERS

    Orders for the Company's products and services decreased to $221.5 million for the twelve months ended January 2, 1999 from $237.0 million for the twelve months ended January 3, 1998. EMS orders totaled $172.2 million for the twelve months ended January 2, 1999 compared to $180.6 million for the twelve months ended January 3, 1998. ADS orders totaled $32.3 million for the twelve months ended January 2, 1999 compared to $48.3 million for the twelve months ended January 3, 1998. GRS orders totaled $17.0 million for the twelve months ended January 2, 1999 compared to $8.1 million for the twelve months ended January 3, 1998. The decrease in orders was due to decreased customer demand.

    North American orders totaled $128.6 million for the twelve months ended January 2, 1999 compared to $126.0 million for the twelve months ended
January 3, 1998. European orders totaled $74.9 for the twelve months ended January 2, 1999 compared to $89.4 million for the twelve months ended
January 3, 1998. Asian orders totaled $18.0 million for the twelve months ended January 2, 1999 compared to $21.6 million for the twelve months ended
January 3, 1998.

REVENUE

    Product revenue decreased to $159.3 million for the twelve months ended January 2, 1999 from $179.7 million for the twelve months ended January 3, 1998. EMS product revenue totaled $141.4 million for the twelve months ended
January 2, 1999 compared to $146.2 million for the twelve months ended
January 3, 1998. ADS product revenue totaled $10.0 million for the twelve months ended January 2, 1999 compared to $29.3 million for the twelve months ended January 3, 1998. GRS product revenue totaled $7.9 million for the twelve months ended January 2, 1999 compared to $4.2 million for the twelve months ended January 3, 1998.

    The decrease in EMS product revenue of $4.8 million is primarily due to softening demand for the Company's products, particularly in Europe due to regional economic conditions during the twelve months ended January 2, 1999. The decrease in ADS product revenue of $19.3 million is attributable to continued increased competition for the segment's products and softening demand during the twelve months ended January 2, 1999. The increase in GRS product revenue of $3.7 million reflects the acquisition of ICC in April 1998.

    Service revenue increased to $65.5 million for the twelve months ended January 2, 1999 from $57.1 million for the twelve months ended January 3, 1998. EMS service revenue totaled $34.5 million for the twelve months ended
January 2, 1999 compared to $35.5 million for the twelve months ended
January 3, 1998. ADS service revenue totaled $22.3 million for the twelve months ended January 2, 1999 compared to $19.2 million for the twelve months ended January 3, 1998. GRS service revenue totaled $8.7 million for the twelve months ended January 2, 1999 compared to $2.4 million for the twelve months ended January 3, 1998.

    The decrease in EMS service revenue of $1.0 million is primarily due to softening demand for the Company's products and services, particularly in Europe due to regional economic conditions during the twelve months ended January 2, 1999. The increase in ADS service revenue of $3.1 million is attributable to continued increased competition for the segment's products and softening demand during the twelve months ended January 2, 1999. The increase in GRS service revenue of $6.3 million reflects the acquisition of ICC in April 1998.

    Revenue from international markets increased to $116.3 million, or 51.7% of revenue, for the twelve months ended January 2, 1999 from $123.7 million, or 52.3% of revenue, for the twelve months ended January 3, 1998. The decrease in international revenue in total dollars and as a percentage of total revenue reflects the softening demand for the Company's products and services in Europe due to regional economic conditions during the twelve months ended January 2, 1999. Revenues from international markets are subject to the risks of currency fluctuations.

GROSS MARGINS

    Product margins were $79.2 million, or 49.7%, for the twelve months ended January 2, 1999 compared to $101.2 million, or 56.3% for the twelve months ended January 3, 1998. Excluding one-time charges of $4.9 million related to the discontinuance of certain ADS product offerings ($3.5 million) and the exit from the hardware portion of the Company's Vision product line ($1.4 million), product margins for the twelve months ended January 2, 1999 were $84.1 million, or 52.8%.

    As a percentage of product revenues, product margins declined to 52.8%, excluding one-time charges, for the twelve months ended January 2, 1999 from 56.3% for the twelve months ended January 3, 1998. This decrease reflects the lower unit count in EMS and softening ADS product demand.

    The decrease in product margins of $17.1 million, excluding unusual charges during the twelve months ended January 2, 1999, consist of decreases of $15.5 million in the EMS segment and $5.3 million in the ADS segment, offset by a $3.7 million increase in the GRS segment. The decline in EMS margins was driven primarily by lower than anticipated manufacturing levels, resulting in increased per unit costs. ADS product margins were negatively affected by softening demand for the segment's hardware products during 1998. Management has taken steps to eliminate the excess capacity in manufacturing by downsizing the headcount to improve product margins. The increase in GRS margins is attributable to the acquisition of ICC in April 1998.

    Inventory turnover for the twelve months ended January 2, 1999 decreased to
2.5 times per year as compared to 3.1 times per year for the twelve months ended January 3, 1998. The decrease is primarily related to a specific build-up of work in process inventory related to the Company's contract with the Ford

Motor Company. Excluding this inventory, inventory turnover for the twelve months ended January 2, 1999 was 3.0 turns, which is consistent with the inventory turnover for the twelve months ended January 3, 1998.

    Service margins decreased to 40.8% for the twelve months ended January 2, 1999 from 44.9% for the twelve months ended January 3, 1998. The decrease is primarily due to a service margin decline in ADS as a result of lower margin contracts. This was partially offset by increased utilization in the EMS service organization and the favorable inclusion of ICC margins (GRS) commencing in the second quarter of 1998.

OPERATING EXPENSES

    Selling, general and administrative expenses increased to $69.8 million, or 31.1% of total revenue for the twelve months ended January 2, 1999 from $68.4 million, or 28.9% for the twelve months ended January 3, 1998. The increase in selling, general and administrative expenses, in dollars and a percentage of total revenue, is attributable to the inclusion of ICC, which was acquired in the second quarter of 1998 and accounted for $3.2 million of incremental expenses. Marketing costs decreased 9.0% in 1998 as compared to 1997 due to the restructuring measures taken by the Company in the second and third quarters of 1998.

    Research and development expenses decreased to $19.0 million, or 8.4% for the twelve months ended January 2, 1999 from $19.9 million, or 8.4% for the twelve months ended January 3, 1998. In 1998, the primary research and development projects were for in-circuit and functional test equipment software systems, design of a next generation in-circuit hardware platform, system enhancements to support automation capabilities and enhancements to the GRS suite of products. The Company capitalized $4.9 million and $0.2 million of software development costs for the fiscal years ended January 2, 1999 and January 3, 1998, respectively. The majority of costs capitalized in fiscal 1998 related to new EMS and GRS product developments.

    Interest expense increased to $1.2 million for the twelve months ended January 2, 1999 from $0.8 million for the twelve months ended January 3, 1998. Interest expense for both years related to a $12 million term loan entered into on June 26, 1997 for the purchase of furniture and fixtures for the Company's new corporate headquarters and manufacturing facilities in Westford, Massachusetts. A full year of interest expense was incurred in fiscal 1998 compared to approximately one half year of interest expense in fiscal 1997.

    Other net expenses were $0.5 million for the twelve months ended January 2, 1999 and January 3, 1998. These relate primarily to the net effect of gains and losses on foreign currency transactions. Interest income decreased to $0.4 million for the twelve months ended January 2, 1998 from $0.5 million for the twelve months ended January 3, 1998 due to lower average cash balances during fiscal 1998.

    For the twelve months ended January 2, 1999, the Company recorded a net tax benefit of $6.5 million. The resulting 42% effective tax benefit is compared to a 9% tax benefit recorded in the twelve months ended January 3, 1998. The Company's low effective tax rate in 1998 and 1997 result from the reversal of a portion of the deferred tax valuation allowance.

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

ACQUIRED IN-PROCESS DIAGNOSTIC SOFTWARE

    On July 2, 1998, the Company acquired the rights to certain diagnostic software for which technological feasibility had not been established. The Company plans to use the acquired technology in the development and diagnosis of increasingly complex mechatronic systems, particularly in vehicle systems. At the time of the acquisition, the acquired technology had not yet reached technological feasibility and had no alternative future uses and, accordingly, the entire purchase price was expensed. The total of $1.7 million is included in acquired in-process research and development in the accompanying consolidated financial statements.

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

    During 1999, cash payments and other adjustments totaled approximately $3.1 million related to the restructuring charges recorded in 1998. The remaining balance as of January 1, 2000 was $0.4 million.

ARBITRATION SETTLEMENT

    On May 27, 1998, William E. Gaines, William E. Masskaker, Frank B. Wingate and Heritage Investment Limited Partnership ("the plaintiffs") filed a Demand for Arbitration ("the Demand") with the

American Arbitration Association in Boston (No. 11 168 00247 98) against the Company, James F. Lyons and Paul Pronsky, Jr. The claims arose out of the acquisition of Industrial Computer Corporation ("ICC") by GenRad. The plaintiffs sought damages totaling $13.6 million, plus costs and attorneys' fees. On
June 18, 1998, the Company filed a response to the Demand and on August 21, 1998, the Company filed an amended response and counterclaims, which arose from the acquisition of ICC and sought unspecified damages.

    On April 7, 1999, the parties agreed to settle all claims arising from the acquisition of ICC. In connection with the settlement, the Company paid
$7.0 million, net of insurance proceeds of $4.0 million. In 1998, the Company recorded a charge to operations totaling $7.7 million representing the cost of the settlement plus costs and attorney fees.

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

    As of January 1, 2000, the technological feasibility of the project had been reached with the development effort on-going. No significant departures from the assumptions included in the valuation have occurred. As of January 1, 2000, the Company believes that the product will be ready for sale during the summer of 2000.

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

LIQUIDITY AND SOURCES OF CAPITAL

SOURCES AND USES OF CASH

    Cash and cash equivalents at January 1, 2000 totaled approximately
$7.0 million compared to approximately $13.0 million at January 2, 1999. The Company's current ratio at January 1, 2000 increased to 2.9 from 2.5 at January 2, 1999. Net cash provided by operating activities was $23.3 million for the twelve months ended January 1, 2000 compared to $26.6 million for the twelve months ended January 2, 1999.

    The decrease in net cash provided by operating activities for the twelve months ended January 1, 2000 is primarily attributable to significant inventory investments, which used incremental cash of $9.3 million, related to the Company's contract with Ford and the payment of $7.0 million, net of insurance proceeds of $4.0 million, related to the settlement of arbitration recorded in 1998. This was offset by increased net income, improved inventory management, improved payment timing on long-term contracts and better cash management related to timing of vendor payments.

    During the twelve months ended January 1, 2000, the Company's accounts receivable turnover was approximately 3.4 times per year compared to approximately 3.8 times per year for the twelve months ended January 2, 1999. The deterioration in accounts receivable turnover is attributable to customer demands for more favorable payment terms during 1999 as well as a significant concentration of receivables with Ford Motor Company. As of January 1, 2000 accounts receivable included $13.0 million of Ford receivables, representing 16.0% of total receivables.

    During the twelve months ended January 1, 2000, net cash used in investing activities was $21.6 million, compared to $24.3 million for the twelve months ended January 2, 1999. Capital expenditures totaled $16.2 million for the twelve months ended January 1, 2000 and $15.2 million for the twelve months ended January 2, 1999. Cash used in the development of certain intangible assets totaled $4.9 million for the twelve months ended January 1, 2000 compared to $5.0 million for the twelve months ended January 2, 1999. Cash used in the acquisition of subsidiaries totaled $0.5 million for the twelve months ended January 1, 2000 compared to $4.2 million for the twelve months ended January 2, 1999.

    The increase in capital expenditures for the twelve months ended January 1, 2000 compared to the twelve months ended January 2, 1999 is attributable to the Company's new business system implementation. Beginning in 1998, the Company began efforts to implement SAP R/3-TM- ("SAP"), an enterprise resource planning system. During the twelve months ended January 1, 2000, total capital expenditures related to the Company's SAP implementation totaled $7.8 million. At the end of 1998, the Company had completed Phase I of this project with the successful implementation of certain modules of the SAP ERP system. During the three months ended April 3, 1999, the Company began Phase II of this project. Phase II involves the implementation of certain other modules of SAP, including sales, manufacturing and distribution related modules and is expected to be completed in June 2000. Expenditures in 2000 through the targeted go-live date of July 3, 2000 are expected to approximate $3.0 to $4.0 million. After go-live, the Company expects to continue to incur certain capital expenditures and on-going expenses related to the implementation of SAP, however such expenditures are expected to be significantly less than those made in 1999 and expected to be made in 2000 through the go-live date.

    Cash used for the investment in the development of certain intangible assets was $4.9 million for the twelve months ended January 1, 2000. This represents the costs of software capitalized, as well as the direct purchase of certain intangible assets from third parties.

    Net cash used in financing activities was $10.3 million for the twelve months ended January 1, 2000 compared to $10.1 million for the twelve months ended January 2, 1999. Cash provided by financing activities has remained relatively consistent for the twelve months ended January 1, 2000 from the twelve months ended January 2, 1999, considering additional cash outlays of $3.8 million related to the Company's stock repurchase plan, offset by incremental proceeds from employee stock plans of $3.5 million and a reduction of principal payments on long-term debt of $0.1 million.

STOCK REPURCHASE PROGRAM

    During the three months ended July 3, 1998, the Company commenced a stock repurchase program whereby the Company will purchase, in the open market, shares of its stock. The Company intends to buy back its stock at times when its market value presents opportunities to do so. The Company's stock repurchase plan is intended as a means to partially mitigate the dilutive impact of stock options and to provide an alternative investment for the Company's excess cash. The Plan has been funded entirely through operating cash flow, however, the Company may, if it considers it prudent, utilize its available credit facilities in connection with its stock repurchase program. During the twelve months ended January 1, 2000 and January 2, 1999, the Company utilized approximately
$18.7 million and $15.0 million to repurchase 1,032,600 and 1,012,000 shares, respectively, of its common stock.

CREDIT FACILITY

    In March 2000, the Company re-negotiated its existing $50.0 million credit facility, increasing the total borrowings available to $125.0 million (the "new line"). The new line is supported by a syndicated group of banks and provides for up to $75.0 million to be utilized for acquisitions and $50.0 million to be used for general working capital purposes. The new line requires the Company to maintain certain financial and operating covenants, as defined, and expires in March 2004. Borrowings on the line to be utilized for acquisitions are payable quarterly, while borrowings on the line to be utilized for general working capital are payable on demand. The line bears interest at the lesser of the banks' prime rate plus 0.75% or LIBOR plus 1.75%, as determined from time to time by the banks. Under the terms of the new line, the Company is required to pay a commitment fee on the unused portion of the line ranging from 0.375% to 0.5% of the total unused portion of the line dependent on the Company's operating performance.

SUMMARY

    The Company's primary source of liquidity has been internally generated funds. In 2000, the Company anticipates it will fund its working capital and capital expenditure requirements, make principal and interest payments on its borrowings and meet its cash obligations from internally generated funds and from its available credit facility. As the Company continues to invest in new product developments and enhancements to existing products, it expects research and development expenditures to continue at approximately the same percentage of sales as prior fiscal years.

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

    The Company maintains development, sales and support facilities in several locations worldwide, including, England, France, Germany, Switzerland, Singapore, and Mexico, among others. A significant amount of the Company's business is conducted with companies located in these and other countries and certain transactions may be denominated in currencies other than the US dollar. As a result, the Company may experience transaction gains and losses as a result of currency fluctuations. In order to minimize its exposure to loss from changes in foreign currency exchange rates, the Company mitigates its risk using foreign currency forward exchange contracts. The Company's currency risk mitigation strategies are designed to reduce the Company's vulnerability to certain foreign currency exchange exposures. In executing its strategies, the Company actively monitors foreign currency exchange rates and executes foreign currency forward exchange contracts, primarily with financial institutions. These contracts serve to offset the impact of actual foreign currency changes, e.g., if currency rates changed with respect to a certain transaction resulting in a loss to the Company, the forward contract would be structured to result in a gain, thereby minimizing the actual loss incurred, if any.

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

THE YEAR 2000 ISSUE

    Many computer systems and other equipment with embedded chips or processors use only two digits to represent the year. Consequently, they may be unable to process certain dates before, during and after the Year 2000. As a result, entities are at risk for possible miscalculations or system failures causing disruptions in their operations. GenRad has evaluated its operations to assess modifications needed for this issue. A full time project manager position was established in 1998 to address the Year 2000 issue. In October 1999, GenRad completed a comprehensive worldwide program that identified and corrected potential material problems related to the Year 2000 in its products, information systems, infrastructure and manufacturing facilities.

    Costs incurred to date for the Year 2000 issue, primarily related to software corrections, are approximately $1.4 million with estimated future costs of $0.1 million. The costs were and will continue to be funded through internally generated resources, without cannibalizing the Company's information technology budget or resources, and expensed as incurred in accordance with EITF 96-14, "Accounting For the Costs Associated with Modifying Computer Software for the Year 2000." Management believes that its internal Year 2000 issues were addressed in a manner that prevented such issues from having a material adverse effect on GenRad results of operations, financial position or cash flows. However, there can be no assurances that management will be successful in addressing all its internal Year 2000 issues or that all of the Company's external interfaces will be successful in addressing their Year 2000 issues. If management or any significant external interface is not successful, the Company's operating results and financial position could be materially and adversely impacted. In the worst case, although not anticipated or considered likely by GenRad management, the Company may not be able to operate manufacturing facilities or other support functions which would have a material adverse effect on the Company's financial position and results of operations for periods subsequent to 1999. Management believes that its contingency plans, which include the use of alternative manufacturing facilities currently available to the Company, and business systems, which the Company currently utilizes, are adequate to mitigate the risk associated with the Company's worst case scenario.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

FINANCIAL INSTRUMENTS

    On June 15, 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This Statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 (December 31, 2000 for the Company) and requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company is currently determining the impact of the adoption of SFAS 133 to its operating results or financial position.

REVENUE RECOGNITION

    In December 1999, the United States Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides the staff's views in applying generally accepted accounting principles to selected revenue recognition issues, as well as examples of how the staff applies revenue recognition guidance to specific circumstances. Registrants may adopt a change in accounting principle no later than the first quarter of the fiscal year beginning after December 15, 1999 (January 2, 2000 for the Company). In March 2000, SAB 101A was issued by the SEC delaying the implementation date of SAB 101 for registrants until no later than the second quarter of the fiscal year beginning after December 15, 1999 (April 2, 2000 for the Company). The Company has determined that SAB 101 will not have a material impact on the Company's financial position and results of operations.

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

    Our independent accountants, PricewaterhouseCoopers LLP, have audited the consolidated financial statements. Their audit was conducted in accordance with generally accepted auditing standards and provides an independent opinion about fair presentation of the consolidated financial statements. When performing their audit, PricewaterhouseCoopers LLP considers the Company's internal control structure to the extent they deem necessary to issue their opinion on the financial statements. The Board of Directors appoints the independent accountants; ratification of the appointment is solicited annually from stockholders.

    The Board of Directors, through its Audit Committee, consisting solely of independent directors of the Company, is responsible for reviewing and monitoring the Company's financial reporting and accounting practices. PricewaterhouseCoopers LLP has full and free access to the Audit Committee, and meets with the Committee, with and without the presence of management.

/s/ WALTER A. SHEPHARD
---------------------------
Walter A. Shephard
Vice President,
Chief Financial Officer and Secretary
January 25, 2000

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of GenRad, Inc.:

    In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of GenRad, Inc. and its subsidiaries at January 1, 2000 and January 2, 1999, and the results of their operations and their cash flows for each of the three years in the period ended January 1, 2000, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                                 /s/ PRICEWATERHOUSECOOPERS LLP
                                                 -------------------------------------------
                                                 PricewaterhouseCoopers LLP

Boston, Massachusetts
January 25, 2000

                         GENRAD, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

        YEARS ENDED JANUARY 1, 2000, JANUARY 2, 1999 AND JANUARY 3, 1998

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                1999       1998       1997
                                                              --------   --------   --------
REVENUE:
  Products..................................................  $232,362   $159,290   $179,672
  Services..................................................    69,586     65,499     57,089
                                                              --------   --------   --------
    Total revenue...........................................   301,948    224,789    236,761
COST OF REVENUE:
  Products..................................................   124,114     80,102     78,515
  Services..................................................    42,643     38,775     31,482
                                                              --------   --------   --------
    Total cost of revenue...................................   166,757    118,877    109,997
                                                              --------   --------   --------
Gross margin................................................   135,191    105,912    126,764
OPERATING EXPENSES:
  Selling, general and administrative.......................    66,047     69,838     68,376
  Research and development..................................    20,042     18,962     19,902
  Acquired in-process research and development..............        --     10,097         --
  Restructuring charges.....................................        --      8,753         --
  Loss from impairment of intangible assets.................        --      4,906         --
  Arbitration settlement....................................        --      7,650         --
                                                              --------   --------   --------
    Total operating expenses................................    86,089    120,206     88,278
                                                              --------   --------   --------
Operating income (loss).....................................    49,102    (14,294)    38,486
OTHER INCOME (EXPENSE):
  Interest income...........................................       212        399        530
  Interest expense..........................................    (1,374)    (1,163)      (793)
  Other, net................................................      (169)      (541)      (477)
                                                              --------   --------   --------
    Total other income (expense)............................    (1,331)    (1,305)      (740)
                                                              --------   --------   --------
Net income (loss) before income taxes.......................    47,771    (15,599)    37,746
Income tax benefit (expense)................................      (277)     6,531      3,549
                                                              --------   --------   --------
Net income (loss)...........................................  $ 47,494   $ (9,068)  $ 41,295
                                                              --------   --------   --------
NET INCOME (LOSS) PER SHARE:
  Basic.....................................................  $   1.66   $  (0.32)  $   1.54
                                                              ========   ========   ========
  Diluted...................................................  $   1.60   $  (0.32)  $   1.43
                                                              ========   ========   ========
WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic.....................................................    28,669     28,003     26,814
                                                              ========   ========   ========
  Diluted...................................................    29,683     28,003     28,788
                                                              ========   ========   ========

    The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

                         GENRAD, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                      JANUARY 1, 2000 AND JANUARY 2, 1999

                                 (IN THOUSANDS)

                                                                1999       1998
                                                              --------   --------
                                     ASSETS
CURRENT ASSETS:
Cash and cash equivalents...................................  $  6,951   $ 12,998
Accounts receivable, less allowances of $1,487 and $1,538...    81,276     65,490
Inventories.................................................    49,068     32,989
Other current assets........................................     8,228      7,119
                                                              --------   --------
      Total current assets..................................   145,523    118,596
Property and equipment, net.................................    43,194     37,269
Deferred tax asset..........................................    19,868     15,368
Intangible assets, net......................................    38,686     35,744
Other assets................................................     1,368      1,248
                                                              --------   --------
                                                              $248,639   $208,225
                                                              ========   ========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Trade accounts payable......................................  $ 21,841   $ 10,299
Accrued liabilities.........................................     5,921     19,786
Deferred revenue............................................     9,388      6,789
Accrued compensation and employee benefits..................     6,750      6,844
Accrued income taxes........................................     3,760        620
Current portion of long-term debt...........................     2,353      2,425
                                                              --------   --------
      Total current liabilities.............................    50,013     46,763
                                                              --------   --------
LONG-TERM LIABILITIES:
Long-term debt..............................................     3,653      6,062
Accrued pensions and benefits...............................     9,175     11,488
Future lease costs of unused facilities.....................     3,922      3,854
Deferred revenue............................................     1,005        962
Other long-term liabilities.................................     4,036      5,065
                                                              --------   --------
      Total long-term liabilities...........................    21,791     27,431
                                                              ========   ========
                          COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock, $1 par value, 60,000 shares authorized; 29,877 and 29,176 issued and outstanding at January 1, 2000 and
  January 2, 1999, respectively.............................    29,877     29,176
Additional paid-in capital..................................   221,854    214,227
Treasury stock, 2,045 and 1,012 shares at January 1, 2000
  and January 2, 1999, respectively.........................   (29,017)   (14,958)
Accumulated deficit.........................................   (44,066)   (91,560)
Accumulated other comprehensive loss........................    (1,813)    (2,854)
                                                              --------   --------
Total stockholders' equity..................................   176,835    134,031
                                                              --------   --------
                                                              $248,639   $208,225
                                                              ========   ========

  The Accompanying Notes are an Integral Part of These Consolidated Financial
                                  Statements.

                         GENRAD, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

        YEARS ENDED JANUARY 1, 2000, JANUARY 2, 1999 AND JANUARY 3, 1998

                                 (IN THOUSANDS)

                                                                                        ACCUMULATED
                                                                                           OTHER        TOTAL
                                                 ADDITIONAL                            COMPREHENSIVE    STOCK-
                                       COMMON     PAID-IN     TREASURY   ACCUMULATED      INCOME       HOLDERS'
                                       STOCK      CAPITAL      STOCK       DEFICIT        (LOSS)        EQUITY
                                      --------   ----------   --------   -----------   -------------   --------
Balance at December 28, 1996........  $26,048     $163,099    $     --    $(123,787)      $(1,680)     $ 63,680
Net income..........................       --           --          --       41,295            --        41,295
Currency translation adjustment.....       --           --          --           --          (190)         (190)
                                                                                                       --------
                                                                                                         41,105
  Comprehensive income..............                                                           --
Stock issued under employee stock
  plans.............................    1,301        8,121          --           --            --         9,422
Tax benefit of stock options........       --          806          --           --            --           806
                                      -------     --------    --------    ---------       -------      --------
Balance at January 3, 1998..........  $27,349     $172,026    $     --    $ (82,492)      $(1,870)     $115,013
Net loss............................       --           --          --       (9,068)           --        (9,068)
Currency translation adjustment.....       --           --          --           --          (984)         (984)
                                                                                                       --------
  Comprehensive loss................                                                                    (10,052)
Stock issued under employee stock
  plans.............................      589        6,683          --           --            --         7,272
Treasury stock purchases............       --           --     (14,958)          --            --       (14,958)
Shares issued in connection with
  acquisition of ICC................    1,238       35,358          --           --            --        36,596
Tax benefit of stock options........       --          160          --           --            --           160
                                      -------     --------    --------    ---------       -------      --------
Balance at January 2, 1999..........  $29,176     $214,227    $(14,958)   $ (91,560)      $(2,854)     $134,031
Net income..........................       --           --          --       47,494            --        47,494
Currency translation adjustment.....       --           --          --           --         1,041         1,041
                                                                                                       --------
  Comprehensive income..............                                                                     48,535
Stock issued under employee stock
  plans.............................      587        5,500       4,657           --            --        10,744
Treasury stock purchases............       --           --     (18,716)          --            --       (18,716)
Shares issued in connection with
  acquisition.......................      114        1,777                                                1,891
Tax benefit of stock options........       --          350          --           --            --           350
                                      -------     --------    --------    ---------       -------      --------
Balance at January 1, 2000..........  $29,877     $221,854    $(29,017)   $ (44,066)      $(1,813)     $176,835
                                      =======     ========    ========    =========       =======      ========

  The Accompanying Notes are an Integral Part of These Consolidated Financial
                                  Statements.

                         GENRAD, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
        YEARS ENDED JANUARY 1, 2000, JANUARY 2, 1999 AND JANUARY 3, 1998
                                 (IN THOUSANDS)

                                                                1999       1998       1997
                                                              --------   --------   --------
OPERATING ACTIVITIES:
  Net income (loss).........................................  $ 47,494   $ (9,068)  $ 41,295
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
    Depreciation and amortization...........................    14,928     15,312      9,250
    Loss on disposal of property and equipment..............       116        517        265
    Deferred income tax benefit.............................    (4,500)    (7,500)    (5,388)
    Lease costs of excess facilities, net...................       (35)      (985)      (843)
    Acquired in-process research and development............        --      8,420         --
    Loss from impairment of intangible assets...............        --      4,906         --
  Restructuring and non-recurring charges...................        --      6,385         --
    (Decrease) Increase resulting from changes in operating
      assets and liabilities:
      Accounts receivable, net..............................   (17,437)    10,056    (24,941)
      Inventory.............................................   (17,113)    (7,787)   (10,185)
      Other current assets..................................    (1,159)    (2,853)       173
      Accounts payable......................................    11,425     (2,951)     5,689
      Accrued liabilities...................................   (13,913)    12,817        126
      Deferred revenue......................................     2,705      1,318     (2,057)
      Accrued compensation and employee benefits............    (1,602)       (68)      (600)
      Accrued income taxes..................................     3,513       (463)       332
      Other, net............................................    (1,123)    (1,441)      (153)
                                                              --------   --------   --------
  Net cash provided by operating activities.................    23,299     26,615     12,963
INVESTING ACTIVITIES:
  Purchases of property and equipment.......................   (16,241)   (15,157)   (24,879)
  Purchase of subsidiaries..................................      (490)    (4,178)        --
  Development of intangible assets..........................    (4,886)    (4,968)        --
  Proceeds from sale of property and equipment..............        --         --      2,175
                                                              --------   --------   --------
    Net cash used in investing activities...................   (21,617)   (24,303)   (22,704)
FINANCING ACTIVITIES:
  Principal payments on long-term debt......................    (2,341)    (2,433)    (1,337)
  Borrowings on credit facility.............................    74,110         --         --
  Principal payments on credit facility.....................   (74,110)        --         --
  Proceeds from employee stock plans........................    10,744      7,272      9,423
  Purchase of treasury stock................................   (18,716)   (14,958)        --
  Proceeds from issuance of debt............................        --         --     12,009
                                                              --------   --------   --------
    Net cash provided by (used in) financing activities.....   (10,313)   (10,119)    20,095
Effects of exchange rates on cash...........................     2,584     (1,078)       972
                                                              --------   --------   --------
(Decrease) Increase in cash and equivalents.................    (6,074)    (8,885)    11,326
Cash and cash equivalents at beginning of year..............    12,998     21,883     10,557
                                                              --------   --------   --------
Cash and cash equivalents at end of year....................  $  6,951   $ 12,998   $ 21,883
                                                              ========   ========   ========

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:

    Stock issued in association with the Company's acquisition of Industrial Computer Corporation in 1998 totaled approximately $36.6 million.

    Assets acquired and liabilities assumed upon acquisition of Industrial Computer Corporation:

Accounts receivable.........................................   $2,893
Other current assets........................................       71
Property and equipment......................................      341
Other assets, net...........................................       83
Accounts payable............................................      498
Accrued liabilities.........................................    1,272
Accrued compensation and benefits...........................       59
Accrued income taxes........................................      139
Other long-term liabilities.................................    2,370

  The Accompanying Notes are an Integral Part of these Consolidated Financial
                                  Statements.

                         GENRAD, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    FOR THE YEARS ENDED JANUARY 1, 2000, JANUARY 2, 1999 AND JANUARY 3, 1998

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

PRINCIPLES OF CONSOLIDATION AND FISCAL YEAR

    The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated. The Company's fiscal year ends on the Saturday nearest December 31. Fiscal year 1999 ("1999"), which ended on January 1, 2000 and Fiscal year 1998 ("1998"), which ended on January 2, 1999, includes 52 weeks, whereas fiscal year 1997 ("1997"), which ended on January 3, 1998, included 53 weeks.

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

INTANGIBLE ASSETS

    Goodwill, representing the excess of the purchase price over the fair value of the net assets of acquired entities, is amortized on a straight-line basis over the period of expected benefit, generally ten years. Accumulated amortization on goodwill totaled approximately $3.3 million at January 1, 2000, $1.4 million at January 2, 1999 and approximately $1.2 million at January 3, 1998.

                         GENRAD, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    FOR THE YEARS ENDED JANUARY 1, 2000, JANUARY 2, 1999 AND JANUARY 3, 1998
                                  (CONTINUED)

NOTE 1: DESCRIPTION OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    The Company capitalizes certain computer software development costs once technological feasibility is established. Capitalized computer software costs are amortized over the economic lives of the related products, generally three years, beginning when the product is available for general release to customers. Computer software costs capitalized totaled approximately $4.8 million during 1999, $4.9 million during 1998 and $0.2 million during 1997. Accumulated amortization totaled approximately $2.8 million at January 1, 2000, $1.9 million at January 2, 1999 and $0.7 million at January 3, 1998. Amortization expense totaled approximately $0.9 million in 1999, $1.2 million in 1998 and $0.7 million in 1997.

    Intangible assets also includes the cost of patents and trademarks acquired, which are amortized on a straight-line basis over their estimated useful lives, generally three to five years.

IMPAIRMENT OF LONG-LIVED ASSETS

    In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of", the Company records impairment losses on long-lived assets to be held and used or to be disposed of when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the asset's carrying amount.

    In accordance with SFAS No. 86, "Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed", the Company records impairment losses on capitalized computer software costs when indicators of impairment are present and the estimated value of the assets is less than the assets' carrying amount.

DEFERRED REVENUE

    Deferred revenue consists of pre-payments on service contracts to be earned in the future on noncancelable agreements existing at the balance sheet date.

TREASURY STOCK

    Treasury stock is accounted for utilizing the cost method.

REVENUE RECOGNITION

    Revenue from product sales is generally recognized upon shipment, provided the transaction is evidenced in writing, there are no remaining obligations to the Company and collectibility of the related receivable is probable. Revenue from service contracts is recognized over the contractual period either as services are performed for time and materials priced service contracts or using a percentage-of-completion methodology for fixed price service contracts, provided the transaction is evidenced in writing.

INCOME TAXES

    The Company records income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and the tax effect of net operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be

                         GENRAD, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    FOR THE YEARS ENDED JANUARY 1, 2000, JANUARY 2, 1999 AND JANUARY 3, 1998
                                  (CONTINUED)

NOTE 1: DESCRIPTION OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

CONCENTRATIONS OF CREDIT RISK

    The Company performs ongoing credit evaluations of its customers' financial conditions and generally does not require collateral on accounts receivable. The Company maintains allowances for credit losses and such losses have been within management's expectations.

FINANCIAL INSTRUMENTS

    The recorded amounts of financial instruments, including cash equivalents, receivables, inventories, accounts payable and accrued liabilities, approximate their fair market values as of January 1, 2000. The carrying value of long-term debt generally approximates its fair value as such debt carries a variable rate which is tied to market rates of interest.

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

NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

    The Company computes earnings per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128). SFAS No. 128 requires presentation of "basic" earnings per share (which excludes dilution as a result of unexercised stock options and convertible subordinated debentures) and "diluted" earnings per share. The Statement was adopted in fiscal 1997 and all prior periods were retroactively restated. Earnings per share was calculated in accordance with SFAS No. 128 for 1999, 1998 and 1997 as follows (in thousands, except per share amounts):

                                          1999                             1998                             1997
                             ------------------------------   ------------------------------   ------------------------------
                                                     PER                              PER                              PER
                                                    SHARE                            SHARE                            SHARE
                              INCOME     SHARES     AMOUNT     INCOME     SHARES     AMOUNT     INCOME     SHARES     AMOUNT
                             --------   --------   --------   --------   --------   --------   --------   --------   --------
BASIC:
Income available to common
  stockholders.............  $47,494     28,669     $1.66     $(9,068)    28,003     $(0.32)   $41,295     26,814     $1.54
EFFECT OF DILUTIVE
  SECURITIES:
Assumed exercise of stock
  options..................       --      1,014                    --         --                    --      1,974
                             -------     ------               -------    -------               -------    -------
DILUTED:
Income available to common
  stockholders and assumed
  conversions..............  $47,494     29,683     $1.60     $(9,068)    28,003     $(0.32)   $41,295     28,788     $1.43
                             =======     ======     =====     =======    =======     ======    =======    =======     =====

                         GENRAD, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    FOR THE YEARS ENDED JANUARY 1, 2000, JANUARY 2, 1999 AND JANUARY 3, 1998
                                  (CONTINUED)

NOTE 1: DESCRIPTION OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
FOREIGN CURRENCY

    The local currency is the functional currency (primary currency in which business is conducted) for the Company's subsidiaries with the exception of the Company's Mexican subsidiary whose functional currency is the U.S. dollar. All balance sheet accounts of foreign subsidiaries are translated at the current exchange rates and statement of operations items are translated at the average exchange rates during the year. Resulting translation adjustments are made directly to a separate component of stockholders' equity (deficit), accumulated other comprehensive income (loss). The effect of foreign currency transaction gains and losses, included in the determination of 1999, 1998 and 1997 results of operations, was not significant.

RECLASSIFICATIONS

    Certain prior year balances have been reclassified to conform to the current year presentation.

COMPREHENSIVE INCOME

    Comprehensive income includes the effect of foreign currency translation adjustments, which have no income tax impact to the Company.

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

    The purchase price was allocated to the tangible and intangible assets of ICC as follows:

Acquired in-process research and development................  $ 8,420
Goodwill....................................................   16,982
Developed technology........................................   11,370
Assembled workforce.........................................    1,280
Tradename...................................................      408
Assets, primarily accounts receivable and property and
  equipment.................................................    3,954
Liabilities assumed.........................................   (4,215)
                                                              -------
                                                              $38,199
                                                              =======

                         GENRAD, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    FOR THE YEARS ENDED JANUARY 1, 2000, JANUARY 2, 1999 AND JANUARY 3, 1998
                                  (CONTINUED)

NOTE 2: ACQUISITIONS (CONTINUED)
    The valuation of acquired in-process research and development was based on management's projections of the after tax net cash flows attributable to the acquired in-process research and development. Specifically, the valuation considers the following: (i) a fair market value premise; (ii) comprehensive due diligence concerning all potential intangible assets including trademarks and tradenames, patents, copyrights, non-compete agreements, assembled workforce and customer relationships and sales channel relationships; (iii) the value contribution of core technology to the acquired in-process technology, with a view toward ensuring the relative allocations to core technology and acquired in-process research and development were consistent with the relative contributions of each to the final product; and (iv) the calculation used to determine the value allocated to acquired in-process research and development considered only the efforts completed as of the transaction date and only the cash flow associated with said completed efforts for one generation of the product development efforts in-process at the acquisition date. The charge for acquired in-process research and development relates to one development project in process at the date of the acquisition that had not reached technological feasibility, had no alternative future use, and for which ultimate successful development was uncertain. The conclusion that the development efforts in-process, or any material sub-component, had no alternative future use was reached in consultation with engineering personnel from ICC as well as the Company's valuation advisors.

    The in-process project consists of the development of ICC's existing UNIX based product using an object oriented design and standard programming language which will provide users of the product the ability to use ICC's Shop Floor Data Manager ("SFDM") product on varied operating platforms. The primary project tasks open at the time of acquisition included completion of the design of certain modules, or objects, which will house the program code, completion of program code written in the new language and preliminary quality assurance and testing of the product. At the time of acquisition, additional development remained on all tasks (management estimated that the project was approximately 69% complete) and costs to complete were estimated to total approximately $928,000. At the time of the acquisition, management believed that the product being developed would become available for sale late in fiscal 1999. GenRad will begin to benefit from the acquired in-process research and development once completed product is sold. Failure to reach successful completion of this project may result in impairment of the associated capitalized intangible assets, i.e. goodwill and developed technology, and/or may require the Company to accelerate the time period over which the intangibles are being amortized, which may have a material adverse effect on the Company's results of operations and financial condition.

    Significant assumptions used to determine the value of the acquired in-process research and development included several factors. The first was a forecast of net cash flows that were expected to result from the in-process development effort using projections prepared by ICC management, portions of which (1998 and 1999) were provided to GenRad's Board of Directors. Net cash flow projections included projected revenue growth and trends in profit margins and selling, general and administrative expense that were consistent with recent historical trends prior to the acquisition. Second, a percentage complete of 69% for the project estimated by considering the costs invested to date relative to the expected total cost of the development effort, supported by the amount of technological progress completed as of the transaction date relative to the overall technological achievements required to achieve the intended functionality of the eventual product. The technological issues were addressed primarily by engineering representatives from ICC along with the Company's independent valuation advisors. Third, a 24% discount rate, which represents a rate equivalent to that which would be employed in a fair value analysis, i.e., one that considers all cash flows associated with the project and resulting product, and therefore represents a

                         GENRAD, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    FOR THE YEARS ENDED JANUARY 1, 2000, JANUARY 2, 1999 AND JANUARY 3, 1998
                                  (CONTINUED)

NOTE 2: ACQUISITIONS (CONTINUED)
blended rate of all the risks associated with the product. Lastly, a core technology charge reflected as one third of after tax net income related to the in-process project was utilized. This rate represents an amount that the Company would be required to pay in royalties assuming it had licensed the products expected to be derived from the acquired in-process development efforts.

    As of January 1, 2000, the technological feasibility of the project had been reached with the development effort on-going. No significant departures from the assumptions included in the valuation have occurred. As of January 1, 2000, the Company believes that the product will be ready for sale during the summer of 2000.

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

                                                            1998       1997
                                                          --------   --------
Revenues................................................  $227,637   $246,844
Net income (loss).......................................  $ (1,634)  $ 37,294
Earnings per share:
  Basic.................................................  $  (0.06)  $   1.33
  Diluted...............................................  $  (0.06)  $   1.24

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

                         GENRAD, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    FOR THE YEARS ENDED JANUARY 1, 2000, JANUARY 2, 1999 AND JANUARY 3, 1998
                                  (CONTINUED)

NOTE 2: ACQUISITIONS (CONTINUED)
    The transaction was accounted for as a purchase, and accordingly, the purchase price was allocated to the intangible assets acquired based on their respective fair values. The purchase price was allocated to the intangible assets of Valstar's MES business as follows (in thousands):

Goodwill....................................................  $2,100
Customer lists..............................................     900
Employment contracts........................................     200
                                                              ------
                                                              $3,200
                                                              ======

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

                                                     SECOND     THIRD
                                                    QUARTER    QUARTER     TOTAL
                                                    --------   --------   --------
Impairment loss...................................   $4,900         --    $ 4,900
Acquired in-process diagnostic software...........    1,700         --      1,700
Restructuring and other charges...................    3,200     10,400     13,600
                                                     ------    -------    -------
                                                     $9,800    $10,400    $20,200
                                                     ======    =======    =======

IMPAIRMENT LOSS

    In fiscal 1996, the Company purchased TTA and Testware. These companies provide custom test programming, test fixture integration and other value-added services to manufacturers and users of electronic products. Additionally, GenRad acquired certain assets of Field Oriented Engineering, AG in fiscal 1996, consisting primarily of the software program known as TRACS III, which is sold to electronic

                         GENRAD, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    FOR THE YEARS ENDED JANUARY 1, 2000, JANUARY 2, 1999 AND JANUARY 3, 1998
                                  (CONTINUED)

NOTE 3: RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES (CONTINUED) manufacturing systems customers. The excess purchase price over the net assets acquired for these acquisitions was recorded as long-term intangibles, primarily goodwill.

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

    During the third quarter, the Company completed an in depth analysis of the hardware portion of the Vision product line resulting in a decision to exit this business. This decision was based upon the following: (i) the market for Vision equipment in PCB manufacturing was not as large as had been previously estimated, and (ii) the continued research and development investment required for the existing Vision product was not warranted given the resizing of the Vision market. Exiting the Vision hardware product line resulted in charges totaling $2.8 million related to fixed assets which will no longer be utilized and were disposed of in 1998 and certain excess inventory, inventory purchase commitments and prepaid

                         GENRAD, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    FOR THE YEARS ENDED JANUARY 1, 2000, JANUARY 2, 1999 AND JANUARY 3, 1998
                                  (CONTINUED)

NOTE 3: RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES (CONTINUED) royalties. Of the total of $2.8 million, $1.4 million is recorded in costs of products and $1.4 million is recorded as restructuring charges in the accompanying consolidated financial statements.

    During 1999, cash payments and other adjustments totaled approximately $3.1 million related to restructuring charges recorded in 1998. The remaining balance as of January 1, 2000 was $0.4 million.

FUTURE LEASE COSTS OF UNUSED FACILITIES

    The Company had excess facility reserves of $4.1 million and $4.2 million at January 1, 2000 and January 2, 1999, respectively. The excess facility reserves were provided for a facility in Maidenhead, England with a lease expiration date of 2013. The Company is currently negotiating the extension of this sublease to include the Company's remaining lease obligation through 2013. As the Company continues to renegotiate leasing arrangements, the utilization of excess facility reserves and related cash outflows may differ from the present estimates.

NOTE 4: DETAILS OF FINANCIAL STATEMENT BALANCES (IN THOUSANDS)

                                                              1999       1998
                                                            --------   --------
CASH AND EQUIVALENTS:
Cash......................................................  $ 6,951    $ 8,859
Money market investments..................................       --      4,139
                                                            -------    -------
                                                            $ 6,951    $12,998
                                                            =======    =======
INVENTORIES:
Raw materials.............................................  $13,247    $10,316
Work in process...........................................   17,891     13,880
Finished goods............................................   17,930      8,793
                                                            -------    -------
                                                            $49,068    $32,989
                                                            =======    =======
OTHER CURRENT ASSETS:
Prepaid expenses..........................................  $ 4,957    $ 1,950
Receivable from Insurance Company.........................       --      4,000
Other current assets......................................    3,271      1,169
                                                            -------    -------
                                                            $ 8,228    $ 7,119
                                                            =======    =======
PROPERTY AND EQUIPMENT:
Buildings and leasehold improvements......................  $13,738    $13,932
Machinery and equipment...................................   58,748     48,250
Service parts.............................................   12,459     12,856
                                                            -------    -------
                                                             84,945     75,038
                                                            =======    =======
Accumulated depreciation and amortization.................  (41,751)   (37,769)
                                                            -------    -------
                                                            $43,194    $37,269
                                                            =======    =======
INTANGIBLE ASSETS:
Goodwill..................................................  $22,311    $19,189
Capitalized and purchased computer software...............   11,244      6,487
Developed technology......................................   11,370     11,370
Assembled workforce.......................................    1,444      1,280

                         GENRAD, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    FOR THE YEARS ENDED JANUARY 1, 2000, JANUARY 2, 1999 AND JANUARY 3, 1998
                                  (CONTINUED)

NOTE 4: DETAILS OF FINANCIAL STATEMENT BALANCES (IN THOUSANDS) (CONTINUED)

                                                              1999       1998
                                                            --------   --------
Other intangible assets...................................    3,182      3,054
                                                            -------    -------
                                                             49,551     41,380
Accumulated amortization..................................  (10,865)    (5,636)
                                                            -------    -------
                                                            $38,686    $35,744
                                                            =======    =======
ACCRUED LIABILITIES:
Lease costs of unused facilities..........................  $   170    $   330
Restructuring reserves....................................      189      3,222
Other accrued liabilities.................................    5,562      4,850
Accrued arbitration settlement............................       --     11,384
                                                            -------    -------
                                                            $ 5,921    $19,786
                                                            =======    =======
ACCRUED PENSION AND BENEFITS:
Accrued U.S. pension......................................  $ 1,795    $ 3,814
Accrued foreign pension...................................    4,526      4,829
Accrued postretirement benefit............................    2,854      2,845
                                                            -------    -------
                                                            $ 9,175    $11,488
                                                            =======    =======

                         GENRAD, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    FOR THE YEARS ENDED JANUARY 1, 2000, JANUARY 2, 1999 AND JANUARY 3, 1998
                                  (CONTINUED)

NOTE 5: INDEBTEDNESS

CREDIT FACILITY

    During 1998, the Company renegotiated its existing $25.0 million credit facility, increasing the amount of available credit to $50.0 million. The line, which requires the Company to maintain certain financial and operating covenants, as defined, expires in July 2001. Borrowings on the line are payable on demand and bear interest, which is payable quarterly in arrears, at the lesser of the Bank's prime rate or LIBOR plus a range from 0.75% to 1.50%, as determined from time to time by the Bank. Under the terms of the credit facility, the Company is required to pay a commitment fee on the unused portion of the line from 0.25% to 0.50% of the total unused portion of the line dependent on the Company's operating performance. At January 1, 2000, no borrowings were outstanding under the line.

TERM LOAN

    On June 26, 1997, the Company entered into a five year term loan totaling approximately $12.0 million. Proceeds were used primarily for the purchase of furniture and fixtures for the Company's corporate headquarters and manufacturing facilities in Westford, Massachusetts. Principal payments total approximately $0.6 million and are due quarterly in arrears. Interest is payable quarterly in arrears and is calculated based on LIBOR plus 1.25%. At January 1, 2000, the balance outstanding was approximately $5.8 million, of which $2.3 million is classified as current. Annual maturities of the term loan for the four years subsequent to January 1, 2000 are as follows: 2000 and 2001--$2.3 million per year; and 2002--$1.2 million.

INTEREST

    Interest paid amounted to $1.2 million in 1999, $0.9 million in 1998 and $0.5 million in 1997.

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

    At January 1, 2000, the Company had contracts comprised primarily of European currencies maturing through May 18, 2000 to sell $40.2 million, net, of foreign currency at varying rates.

NOTE 7: TREASURY STOCK

    The Company commenced a stock repurchase program whereby the Company will purchase, in the open market, shares of its stock. The Company intends to buy back its stock at times when its market value presents opportunities to do so. The Company's stock repurchase plan is intended as a means to partially mitigate the dilutive impact of stock options and to provide an alternative investment for the Company's excess cash. The Plan has been funded entirely through operating cash flow, however, the Company may, if

                         GENRAD, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    FOR THE YEARS ENDED JANUARY 1, 2000, JANUARY 2, 1999 AND JANUARY 3, 1998
                                  (CONTINUED)

NOTE 7: TREASURY STOCK (CONTINUED)
it considers it prudent, utilize its available credit facilities in connection with its stock repurchase program. During the twelve months ended January 1, 2000 and January 2, 1999, the Company had utilized approximately $18.7 million and $15.0 million to repurchase 1,032,600 and 1,012,000 shares, respectively, of its common stock.

NOTE 8: STOCK PLANS

STOCK OPTION AND RESTRICTED STOCK AWARD PLANS

    The Company has three stock option plans: a 1991 plan (amended in 1993, 1994, 1996, 1997 and 1998) for 8,750,000 shares for key employees; a 1991 plan
(amended in 1995 and 1998) for 250,000 shares for non-employee directors, and a 1997 plan for 2,000,000 shares (amended in 1998) for key employees excluding directors and officers.

    In general, option shares granted under these plans are exercisable in installments based on years of service or stock price. Options under the 1991 and 1997 key employee plans generally become vested over a four-year period and have a maximum term of ten years.

    Options under the non-employee directors plan generally become vested upon issuance of options and have a maximum term of five years. Stock options issued under the 1991 plans may be non-qualified stock options, or in the case of the 1991 Plan for key employees, incentive stock options. Stock options issued under the 1997 plan are non-qualified stock options. Certain stock options were granted in 1997 with an exercise price below the fair market value of the underlying stock. This resulted in deferred compensation, which will be recognized over the future years of service. Compensation expense related to these grants totaled approximately $0.3 million in 1999, approximately
$0.4 million in 1998 and approximately $0.3 million in 1997. The deferred compensation balance was $0.7 million at January 1, 2000.

    The 1991 Equity Incentive Plan contains provisions for stock options, as described above, and restricted stock awards. All restricted stock awards are granted subject to restrictions as to continuous employment, except in the case of death, permanent disability or retirement. One fourth of the shares vest annually, commencing with the first anniversary of the date of grant. The cost of the awards, determined as the fair market value of the shares on the date of grant, is charged to expense ratably over the vesting period. No restricted stock awards were issued in 1999, 1998 and 1997.

    Stock option activity is summarized below (thousands of shares):

                                                      1999                      1998                     1997
                                             -----------------------   -----------------------   ---------------------
                                                                                                             WEIGHTED
                                                          WEIGHTED                  WEIGHTED                 AVERAGE
                                              TOTAL       AVERAGE       TOTAL       AVERAGE       TOTAL       OPTION
                                              SHARES    OPTION PRICE    SHARES    OPTION PRICE    SHARES      PRICE
                                             --------   ------------   --------   ------------   --------   ----------
OPTIONS:
Outstanding at beginning of year...........   6,238        $15.53       5,043        $12.88        4,043      $ 8.88
Granted....................................     859         19.98       2,251         21.16        2,593       16.19
Exercised..................................    (781)        11.24        (487)        10.98       (1,175)       6.40
Cancelled..................................    (512)        21.37        (569)        18.24         (418)      12.82
                                              -----        ------       -----        ------       ------      ------
Outstanding at End of Year.................   5,804        $16.38       6,238        $15.53        5,043      $12.88
                                              =====                     =====                     ======
Options exercisable........................   2,888                     2,325                      1,896
                                              =====                     =====                     ======
Options available for future grants........     973                       885                        517
                                              =====                     =====                     ======

                         GENRAD, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    FOR THE YEARS ENDED JANUARY 1, 2000, JANUARY 2, 1999 AND JANUARY 3, 1998
                                  (CONTINUED)

NOTE 8: STOCK PLANS (CONTINUED)
    The following table summarizes information about the stock options outstanding at January 1, 2000:

                                               OPTIONS OUTSTANDING                  OPTIONS EXERCISABLE
                                            -------------------------              ----------------------
                                                           WEIGHTED
                                                            AVERAGE     WEIGHTED                 WEIGHTED
                                              NUMBER       REMAINING    AVERAGE      NUMBER      AVERAGE
                                            OUTSTANDING   CONTRACTUAL   EXERCISE   EXERCISABLE   EXERCISE
RANGE OF EXERCISE PRICES                    AT 1/01/00       LIFE        PRICE     AT 1/01/00     PRICE
------------------------                    -----------   -----------   --------   -----------   --------
                                            (IN THOUSANDS)                       (IN THOUSANDS)
$ 1.00 - $ 2.63...........................        15          4.4        $1.11           15       $1.12
$ 3.50 - $ 7.63...........................       690          3.9         4.96          690        4.96
$ 8.25 - $10.63...........................       397          5.6         8.44          390        8.40
$11.94 - $14.50...........................       624          7.0        13.10          320       13.09
$14.75 - $18.38...........................     2,434          7.9        16.80        1,006       16.66
$18.81 - $25.00...........................       966          8.1        20.14          323       20.75
$26.31 - $27.25...........................        58          6.7        27.02           27       26.89
$28.94 - $30.00...........................       620          8.5        29.37          117       29.17
                                               -----                                  -----
                                               5,804                                  2,888
                                               =====                                  =====

EMPLOYEE STOCK PURCHASE PLAN

    Under the Company's Employee Stock Purchase Plan, eligible employees may invest up to 10% of their base salary in shares of the Company's Common Stock. The purchase price of the shares is 85% of the fair market value of the stock on the offering commencement date or the offering termination date (typically three months after commencement date), whichever is lower. At January 1, 2000, there were 2,462,000 shares authorized under the Plan. During the fiscal years ended January 1, 2000, January 2, 1999 and January 3, 1998, the Company issued 84,000, 85,000 and 87,000 shares under the Plan, respectively. At January 1, 2000, there were 1,704,000 shares available for future issuance.

STOCK BASED COMPENSATION

    Had compensation cost been determined based on the fair value of the options at the grant dates for awards in 1999, 1998 and 1997 on a basis consistent with the provisions of SFAS No. 123, the Company's net income and earnings per share on a fully diluted basis would have been reduced to the pro forma amounts indicated below:

                                                    1999        1998        1997
                                                  ---------   ---------   ---------
                                                   (IN THOUSANDS, EXCEPT PER SHARE
                                                              AMOUNTS)
Net income (loss)-as reported...................   $47,494    $ (9,068)    $41,295
Net income (loss)-pro forma.....................    35,558     (19,747)     33,700
Basic earnings (loss) per share-as reported.....      1.66       (0.32)       1.54
Diluted earnings (loss) per share-as reported...      1.60       (0.32)       1.43
Basic earnings (loss) per share-pro forma.......      1.24       (0.71)       1.25
Diluted earnings (loss) per share-pro forma.....      1.20       (0.71)       1.21

                         GENRAD, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    FOR THE YEARS ENDED JANUARY 1, 2000, JANUARY 2, 1999 AND JANUARY 3, 1998
                                  (CONTINUED)

NOTE 8: STOCK PLANS (CONTINUED)
    The fair value of options at date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

                                                        1999       1998       1997
                                                      --------   --------   --------
Expected life (years)...............................        6          6          6
Interest rate.......................................      5.7%       5.5%       6.6%
Volatility..........................................     55.0%      60.0%      66.2%
Dividend yield......................................        0%         0%         0%
Fair value of options granted at fair market
  value.............................................   $10.08     $12.62     $11.10
Fair value of options granted below fair market
  value.............................................       --         --     $ 9.55

DIRECTOR RESTRICTED STOCK PLAN

    In 1994, the Company adopted the 1994 Director Restricted Stock Plan (amended in 1996 and 1998), which contains provisions for restricted stock awards. Up to 100,000 shares of the Company's Common Stock may be issued under the Plan. On August 31 of each year, while the Plan is in effect, each eligible non-employee director is granted a restricted stock award of 2,500 shares of the Company's Common Stock. The awards are subject to certain restrictions that generally prohibit the transfer of any shares except upon the director's death or disability, upon the director's resignation with the consent of the Board of Directors, upon a change in control of the Company as defined under the Plan, or prior to the third anniversary of the award with certain restrictions remaining through the fifth anniversary. During 1999, 1998 and 1997, the Company granted restricted stock awards for 15,000, 17,500 and 17,500 shares, respectively. Compensation expense related to these awards was not significant in 1999, 1998 and 1997. At January 1, 2000 there were 21,500 shares available for future issuance.

NOTE 9: INCOME TAXES

    The components of income (loss) before income taxes consist of the following (in thousands):

                                                    1999       1998       1997
                                                  --------   --------   --------
Domestic........................................  $39,916    $    (72)  $38,942
Foreign.........................................    7,855     (15,527)   (1,196)
                                                  -------    --------   -------
                                                  $47,771    $(15,599)  $37,746
                                                  =======    ========   =======

    The provision (benefit) for income taxes consists of the following (in thousands):

                                 1999                  1998                  1997
                          -------------------   -------------------   -------------------
                          CURRENT    DEFERRED   CURRENT    DEFERRED   CURRENT    DEFERRED
                          --------   --------   --------   --------   --------   --------
Federal.................   $2,207    $ 12,302     $319     $ 1,835     $1,088    $  2,480
Foreign.................    1,429          --      250          --        671          --
State...................    1,141          --      400          --         80          --
Change in Deferred Tax
  Allowance.............       --     (16,802)      --      (9,335)        --      (7,868)
                           ------    --------     ----     -------     ------    --------
                           $4,777    $ (4,500)    $969     $(7,500)    $1,839    $ (5,388)
                           ======    ========     ====     =======     ======    ========

                         GENRAD, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    FOR THE YEARS ENDED JANUARY 1, 2000, JANUARY 2, 1999 AND JANUARY 3, 1998
                                  (CONTINUED)

NOTE 9: INCOME TAXES (CONTINUED)
    A reconciliation of tax on income at the federal statutory rate to the recorded income tax (benefit) provision is presented below (in thousands):

                                                                1999       1998       1997
                                                              --------   --------   --------
Tax provision at statutory rate.............................  $16,720    $(5,459)   $13,211
State income taxes less related federal income tax
  benefits..................................................      741        260         52
Realization of deferred tax assets and other................  (17,819)    (7,651)   (17,031)
Non-deductible intangibles and other........................    1,955      6,069        269
Foreign earnings taxed at different rates, including
  withholding taxes.........................................   (1,320)       250        (50)
                                                              -------    -------    -------
Recorded income tax (benefit) provision.....................  $   277    $(6,531)   $(3,549)
                                                              =======    =======    =======

    The temporary differences and carryforwards that gave rise to the significant deferred tax assets and liabilities as of January 1, 2000 and January 2, 1999 were as follows (in thousands):

                                                              1999       1998
                                                            --------   --------
DEFERRED TAX ASSETS:
  Domestic net operating losses...........................  $31,321    $42,346
  Research and development tax credits....................    2,514      6,725
  Alternative minimum tax credit..........................    1,412        762
  Foreign net operating losses not yet benefited..........    2,391      3,923
  Inventory valuation reserves............................    1,413      1,427
  Retirement benefit accruals.............................    1,860      2,664
  Restructuring reserves, severance and lease costs of
    unused facilities.....................................    1,843      2,547
  Other reserves..........................................    1,976      2,173
                                                            -------    -------
Total deferred tax assets.................................   44,730     62,567
Valuation allowance.......................................  (20,142)   (44,781)
                                                            -------    -------
Net deferred tax assets...................................   24,588     17,786
                                                            -------    -------
DEFERRED TAX LIABILITIES:
  Depreciation............................................   (1,331)    (1,191)
  Other...................................................   (3,389)    (1,227)
                                                            -------    -------
Total deferred tax liabilities............................   (4,720)    (2,418)
                                                            -------    -------
Net deferred taxes recorded...............................  $19,868    $15,368
                                                            =======    =======

    Deferred income taxes are provided to reflect the future tax consequences of differences between the book and the tax basis of assets and liabilities. At January 1, 2000 and January 2, 1999, the Company had a net deferred tax asset of $40.0 million and $60.2 million, before valuation allowance, respectively. At January 1, 2000, $1.8 million of the Company's deferred tax asset was applicable to net operating losses generated by the disqualified disposition of stock options. When realized, the related tax benefit will be credited to additional paid-in capital.

    The Company's net deferred tax asset consists primarily of the future tax benefits from domestic net operating loss carryforwards and other tax credits. Realization of the net deferred tax asset and future

                         GENRAD, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    FOR THE YEARS ENDED JANUARY 1, 2000, JANUARY 2, 1999 AND JANUARY 3, 1998
                                  (CONTINUED)

NOTE 9: INCOME TAXES (CONTINUED)
adjustments of the valuation allowance depend on the Company's ability to generate taxable income during the respective carryforward periods. Under the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", the Company is required to recognize all or a portion of its net deferred tax asset if it is believed that it is more likely than not that all or a portion of the benefits of the carryforward losses and tax credits will be realized. In establishing the valuation reserve, management considers positive factors, including positive earnings in recent years, and negative factors including the tax basis losses incurred for eleven consecutive years through 1995; the scheduled expiration of certain tax credit and net operating loss carryovers; the competitive nature of the industry in which the Company sells its products and services; and uncertainties relating to the tax jurisdiction in which income will be generated. Based on all of these factors, primarily the positive taxable income in 1998, 1997 and 1996, the Company reduced
$16.8 million, $9.3 million and $7.9 million of the valuation allowance during 1999, 1998 and 1997, respectively. Management continues to assess the realizability of the net deferred tax asset on an ongoing basis, and believes that it is reasonably possible that an additional portion of the valuation allowance will be reduced in the near term.

    It has been the practice of the Company to reinvest unremitted earnings of foreign subsidiaries outside the United States. Accordingly, the Company does not provide for federal income taxes that would result from the remittance of such earnings.

    At January 1, 2000 the Company had, for tax purposes, domestic and foreign unused net operating loss carryforwards of $89.4 million and $7.9 million, respectively. Domestic net operating loss carryforwards are available to offset future income and will begin expiring in 2002 through 2010. In the case of foreign net operating loss carryforwards, generally in the United Kingdom, such amounts are available to offset future income indefinitely provided there are no substantial changes in the manner in which the Company does business in foreign countries. The Tax Reform Act of 1986 contains provisions that limit the net operating loss carryforwards available to be used in any given year upon the occurrence of certain events, including significant changes in ownership interests.

    For tax purposes, the Company has $2.5 million of investment and research credit carryforwards at January 1, 2000, which will expire beginning in 2000 through 2013.

    Net taxes paid were $2.1 million in 1999, $1.1 million in 1998 and $1.1 million in 1997.

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

                         GENRAD, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    FOR THE YEARS ENDED JANUARY 1, 2000, JANUARY 2, 1999 AND JANUARY 3, 1998
                                  (CONTINUED)

NOTE 10: RETIREMENT BENEFITS (CONTINUED)
    In December 1999, the Company utilized plan assets to purchase non-participating group annuity contracts for a group of participants representing approximately two-thirds of the remaining plan liability. The purchase resulted in a gain of $1.2 million in the fourth quarter of 1999 utilizing a 7.5% discount rate, which is included in selling, general and administrative expenses in 1999.

    The following tables provide a reconciliation of the changes in the plan's benefit obligations and fair value of assets over the two-year period ending January 1, 2000, and a statement of the funded status as of January 1, 2000 and January 2, 1999 (in thousands).

                                                             1999       1998
                                                           --------   --------
BENEFIT OBLIGATION:
Obligation at beginning of year..........................  $ 33,035   $30,743
Interest cost............................................     2,105     2,088
Actuarial (gain)/loss....................................    (2,664)    1,680
Benefit payments.........................................    (1,914)   (1,476)
Settlements..............................................   (18,940)       --
                                                           --------   -------
Obligation at end of year................................  $ 11,622   $33,035
                                                           ========   =======
FAIR VALUE OF PLAN ASSETS
Fair value of plan assets at beginning of year...........  $ 30,169   $28,171
Actual return on plan assets.............................       549     3,481
Benefit payments.........................................    (1,914)   (1,483)
Settlements..............................................   (18,940)       --
                                                           --------   -------
Fair value of plan assets at end of year.................  $  9,864   $30,169
                                                           ========   =======
FUNDED STATUS:
Funded status at end of year.............................  $ (1,758)  $(2,866)
Unrecognized transition (asset) obligation...............      (528)   (1,664)
Unrecognized (gain) loss.................................       491       716
                                                           --------   -------
Net amount recognized....................................  $ (1,795)  $(3,814)
                                                           ========   =======

    The following table provides the amounts recognized in the statement of financial position as of January 1, 2000 and January 2, 1999 (in thousands):

                                                              1999       1998
                                                            --------   --------
Accrued benefit liability.................................  $(1,795)   $(3,814)
                                                            -------    -------
Net amount recognized.....................................  $(1,795)   $(3,814)
                                                            =======    =======

                         GENRAD, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    FOR THE YEARS ENDED JANUARY 1, 2000, JANUARY 2, 1999 AND JANUARY 3, 1998
                                  (CONTINUED)

NOTE 10: RETIREMENT BENEFITS (CONTINUED)
    The following table provides the components of net periodic pension benefit cost for the plan for fiscal years 1999, 1998 and 1997 (in thousands):

                                                      1999       1998       1997
                                                    --------   --------   --------
Interest cost.....................................  $ 2,105    $ 2,088    $ 3,102
Expected return on plan assets....................   (2,623)    (2,179)    (3,016)
Amortization of transition (asset) obligation.....     (277)      (277)      (410)
                                                    -------    -------    -------
Net periodic pension benefit cost.................     (795)      (368)      (324)
Settlement (gain) loss............................   (1,223)       (76)      (925)
                                                    -------    -------    -------
Net periodic pension benefit cost.................  $(2,018)   $  (444)   $(1,249)
                                                    -------    -------    -------

    The discount rate used in determining the actuarial present value of the projected benefit obligation was 7.5% and 6.5% at January 1, 2000 and January 2, 1999, respectively. There was no rate increase in future compensation levels to determine the actuarial present value of the projected benefit obligation at January 1, 2000 and January 2, 1999, as the Company ceased all benefit accruals on January 31, 1995. The expected long-term rate of return on plan assets was 9.0% in 1999 and 8.0% in 1998 and 1997. No contributions were required from the Company for 1999, 1998 or 1997.

DEFINED CONTRIBUTION PLAN

    The Company also sponsors a defined contribution plan. The plan covers employees who work at least 1,000 hours per year and provides for contributions by the employee between 1% and 15% of an employee's salary, which is capped by the maximum amount permitted by the Internal Revenue Code. Through July 1, 1998, the Company had matched 50% of the first 6% of an employee's contributions. Commencing on July 1, 1998, the Company increased its match to 50% of the first 10% of an employee's contributions. Pension expense recognized for the defined contribution plan totaled $1.8 million in 1999, $1.5 million in 1998 and $1.0 million in 1997.

NON-U.S. PLANS

    The Company has a defined benefit pension plan for one of its subsidiaries outside the U.S.

                         GENRAD, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    FOR THE YEARS ENDED JANUARY 1, 2000, JANUARY 2, 1999 AND JANUARY 3, 1998
                                  (CONTINUED)

NOTE 10: RETIREMENT BENEFITS (CONTINUED)
    The following tables provide a reconciliation of the changes in the plan's benefit obligations and fair value of assets over the two-year period ending January 1, 2000, and a statement of the funded status as of January 1, 2000 and January 2, 1999 (in thousands).

                                                                1999       1998
                                                              --------   --------
BENEFIT OBLIGATION:
Obligation at beginning of year.............................   $4,429     $3,688
Interest cost...............................................      230        253
Service cost................................................      129        136
Actuarial (gain)/loss.......................................     (548)       153
Benefit payments............................................      (20)       199
                                                               ------     ------
Obligation at end of year...................................   $4,220     $4,429
                                                               ======     ======
FUNDED STATUS:
Funded status at end of year................................   $4,220     $4,429
Unrecognized transition (asset) obligation..................       32         43
Unrecognized (gain) loss....................................      274        357
                                                               ------     ------
Net amount recognized.......................................   $4,526     $4,829
                                                               ======     ======

    The following table provides the amounts recognized in the statement of financial position as of January 1, 2000 and January 2, 1999:

                                                                1999       1998
                                                              --------   --------
Accrued benefit liability...................................   $4,526     $4,829
                                                               ------     ------
Net amount recognized.......................................   $4,526     $4,829
                                                               ======     ======

    The following table provides the components of net periodic benefit cost for the plan for fiscal years 1999, 1998 and 1997:

                                                            1999       1998       1997
                                                          --------   --------   --------
Interest cost...........................................    $230       $253       $232
Service cost............................................     129        136         98
Amortization of transition (asset) obligation...........      (4)        (5)        (5)
Amortization of net (gain) loss.........................      --        (32)      (237)
                                                            ----       ----       ----
Net periodic benefit cost after curtailments and
  settlements...........................................    $355       $352       $ 88
                                                            ====       ====       ====

    The discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 6.25% and 3.0% at January 1, 2000 and 6.0% and 2.5% at January 2, 1999.

                         GENRAD, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    FOR THE YEARS ENDED JANUARY 1, 2000, JANUARY 2, 1999 AND JANUARY 3, 1998
                                  (CONTINUED)

NOTE 10: RETIREMENT BENEFITS (CONTINUED)

ACCRUED POSTRETIREMENT BENEFITS

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

    The following tables provide a reconciliation of the changes in the plan's benefit obligations and fair value of assets over the two-year period ending January 1, 2000, and a statement of the funded status as of January 1, 2000 and January 2, 1999 (in thousands).

                                                              1999       1998
                                                            --------   --------
RECONCILIATION OF BENEFIT OBLIGATION:
Obligation at beginning of year...........................  $ 7,873    $ 7,939
Service cost..............................................       51         41
Interest cost.............................................      504        521
Actuarial (gain)/loss.....................................      271        168
Benefit payments..........................................     (892)      (796)
                                                            -------    -------
Obligation at end of year.................................  $ 7,807    $ 7,873
                                                            =======    =======

RECONCILIATION OF FAIR VALUE OF PLAN ASSETS:
Employer contributions....................................  $   892    $   796
Benefit payments..........................................     (892)      (796)
                                                            -------    -------
Fair value of plan assets at end of year..................  $    --    $    --
                                                            =======    =======

FUNDED STATUS:
Funded status at end of year..............................  $(7,807)   $(7,873)
Unrecognized transition (asset) obligation................    4,495      4,841
Unrecognized (gain)/loss..................................      458        187
                                                            -------    -------
Net amount recognized.....................................  $(2,854)   $(2,845)
                                                            =======    =======

                         GENRAD, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    FOR THE YEARS ENDED JANUARY 1, 2000, JANUARY 2, 1999 AND JANUARY 3, 1998
                                  (CONTINUED)

NOTE 10: RETIREMENT BENEFITS (CONTINUED)
    The following table provides the amounts recognized in the statement of financial position as of January 1, 2000 and January 2, 1999:

                                                              1999       1998
                                                            --------   --------
Accrued benefit liability.................................  $(2,854)   $(2,845)
                                                            -------    -------
Net amount recognized.....................................  $(2,854)   $(2,845)
                                                            =======    =======

    The following table provides the components of net periodic benefit cost for the plans for fiscal years 1999, 1998 and 1997:

                                                            1999       1998       1997
                                                          --------   --------   --------
Service cost............................................    $ 51       $ 41       $ 72
Interest cost...........................................     504        521        557
Amortization of transition (asset) obligation...........     346        345        346
                                                            ----       ----       ----
Net periodic benefit cost...............................    $901       $907       $975
                                                            ====       ====       ====

    Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A 1% change in assumed health care cost trend rates would have the following effects:

                                                        1% INCREASE   1% DECREASE
                                                        -----------   -----------
Effect on total of service and interest cost
  components: Postretirement health care benefit
  cost................................................      $ 14         $ (15)
Effect on health care component: Benefit obligation...      $201         $(206)

    For measurement purposes, a 7.0%, 7.5% and 8.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for fiscal 1999, 1998 and 1997, respectively. The Company's annual per capita cost commitment for retiree medical care is capped at 1995 levels. As a result, the health care cost trend rate assumption does not have a significant effect on the amounts reported. The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 7.5% at January 1, 2000 and 6.5% at January 2, 1999.

NOTE 11: LEASES

    The Company leases certain manufacturing facilities, sales and service offices and equipment under operating leases. Total rental expense for these leases amounted to $7.5 million in 1999, $7.0 million in 1998 and $7.1 million in 1997.

                         GENRAD, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    FOR THE YEARS ENDED JANUARY 1, 2000, JANUARY 2, 1999 AND JANUARY 3, 1998
                                  (CONTINUED)

NOTE 11: LEASES (CONTINUED)
    The future minimum commitments as of January 1, 2000 for noncancelable operating leases are as follows (in thousands):

                                                REAL ESTATE   EQUIPMENT    TOTAL
                                                -----------   ---------   --------
2000..........................................    $ 6,649      $1,751     $ 8,400
2001..........................................      6,033       1,222       7,255
2002..........................................      5,808         422       6,230
2003..........................................      5,649         199       5,848
2004..........................................      5,036         174       5,210
Thereafter....................................     35,985         134      36,119
                                                  -------      ------     -------
Gross commitment..............................    $65,160      $3,902     $69,062
Less sublease income..........................     (8,875)         --      (8,875)
                                                  -------      ------     -------
Net commitment................................    $56,285      $3,902     $60,187
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

    On April 7, 1999, the parties agreed to settle all claims arising from the acquisition of ICC. In connection with the settlement, the Company paid
$7.0 million, net of insurance proceeds, of $4.0 million. In 1998 the Company recorded a charge to operations totaling $7.7 million representing the cost of the settlement plus costs and attorney fees.

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

                         GENRAD, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    FOR THE YEARS ENDED JANUARY 1, 2000, JANUARY 2, 1999 AND JANUARY 3, 1998
                                  (CONTINUED)

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

    The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 1.

                         GENRAD, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    FOR THE YEARS ENDED JANUARY 1, 2000, JANUARY 2, 1999 AND JANUARY 3, 1998
                                  (CONTINUED)

NOTE 13: OPERATING SEGMENTS AND OTHER GEOGRAPHIC INFORMATION (CONTINUED)
    The following table illustrates each segments operating income (loss) for 1999, 1998 and 1997. The amounts provided herein are those utilized by the respective segments' President in allocating resources and evaluating performance. GenRad's chief operating decision makers do not utilize, nor does GenRad maintain, asset information or capital expenditures by segment, accordingly, such information is not presented herein.

                                         EMS        ADS        GRS       TOTAL
                                       --------   --------   --------   --------
1999:
Revenue:
  Product............................  $145,907   $ 76,971   $ 9,484    $232,362
  Service............................    32,305     25,876    11,405      69,586
                                       --------   --------   -------    --------
    Total revenue....................  $178,212   $102,847   $20,889    $301,948
                                       ========   ========   =======    ========
Depreciation and amortization........  $  4,481   $  1,902   $   411    $  6,794
                                       ========   ========   =======    ========
Operating income (loss)..............  $ 53,636   $ 17,496   $(3,247)   $ 67,885
                                       ========   ========   =======    ========

1998:
Revenue:
  Product............................  $141,388   $  9,973   $ 7,929    $159,290
  Service............................    34,471     22,314     8,714      65,499
                                       --------   --------   -------    --------
    Total revenue....................  $175,859   $ 32,287   $16,643    $224,789
                                       ========   ========   =======    ========
Depreciation and amortization........  $  7,107   $  1,553   $   387    $  9,047
                                       ========   ========   =======    ========
Operating income (loss)..............  $ 38,061   $  2,628   $(2,719)   $ 37,970
                                       ========   ========   =======    ========

1997:
Revenue:
  Product............................  $146,170   $ 29,304   $ 4,198    $179,672
  Service............................    35,517     19,204     2,368      57,089
                                       --------   --------   -------    --------
    Total revenue....................  $181,687   $ 48,508   $ 6,566    $236,761
                                       ========   ========   =======    ========
Depreciation and amortization........  $  5,096   $  1,358   $    83    $  6,537
                                       ========   ========   =======    ========
Operating income (loss)..............  $ 54,145   $  9,174   $(3,175)   $ 60,144
                                       ========   ========   =======    ========

                         GENRAD, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    FOR THE YEARS ENDED JANUARY 1, 2000, JANUARY 2, 1999 AND JANUARY 3, 1998
                                  (CONTINUED)

NOTE 13: OPERATING SEGMENTS AND OTHER GEOGRAPHIC INFORMATION (CONTINUED)
    A reconciliation of the totals reported for the operating segments to the comparable line items in the consolidated financial statements is as follows:

                                                    1999       1998       1997
                                                  --------   --------   --------
DEPRECIATION AND AMORTIZATION:
  Total for reportable segments.................  $ 6,794    $  9,047   $ 6,537
  Corporate depreciation and amortization.......    8,134       6,265     2,713
                                                  -------    --------   -------
  Amount per consolidated financial
    statements..................................  $14,928    $ 15,312   $ 9,250
                                                  =======    ========   =======

OPERATING INCOME (LOSS):
  Total for reportable segments.................  $67,885    $ 37,970   $60,144
  Corporate expenses (a)........................   18,783      15,994    21,658
  Acquired in-process research and
    development.................................       --      10,097        --
  Impairment loss...............................       --       4,906        --
  Restructuring and other charges...............       --      21,267        --
                                                  -------    --------   -------
  Operating income (loss) per consolidated
    financial statements........................   49,102     (14,294)   38,486
Other expenses, net.............................   (1,331)     (1,305)     (740)
                                                  -------    --------   -------
Income (loss) before income taxes...............  $47,771    $(15,599)  $37,746
                                                  =======    ========   =======

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

    The following table summarizes certain geographic information based on location of customers for 1999, 1998 and 1997.

                                                  1999       1998       1997
                                                --------   --------   --------
REVENUE:
  United States...............................  $148,238   $108,479   $113,032
  United Kingdom..............................    42,600     34,704     38,926
  Germany.....................................    37,574     14,696     25,002
  All other foreign countries.................    73,536     66,910     59,801
                                                --------   --------   --------
Total revenue.................................  $301,948   $224,789   $236,761
                                                ========   ========   ========

    No other individual countries accounted for greater than 10% of consolidated revenues.

                         GENRAD, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    FOR THE YEARS ENDED JANUARY 1, 2000, JANUARY 2, 1999 AND JANUARY 3, 1998
                                  (CONTINUED)

NOTE 13: OPERATING SEGMENTS AND OTHER GEOGRAPHIC INFORMATION (CONTINUED)

                                                           JANUARY 1   JANUARY 2
                                                             2000        1999
                                                           ---------   ---------
LONG-LIVED ASSETS:
  United States..........................................   $76,080     $65,844
  All foreign countries..................................     7,168       8,417
                                                            -------     -------
    Total................................................   $83,248     $74,261
                                                            =======     =======

SIGNIFICANT CUSTOMERS

    During 1999, one customer accounted for 31% of consolidated revenues. No other customers accounted for greater than 10% of revenues in 1999. During 1998 and 1997, that same one customer accounted for 11% and 10%, respectively, of consolidated revenues.

NOTE 14: SUPPLEMENTAL INFORMATION (UNAUDITED)

QUARTERLY INFORMATION (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

    The following table summarizes reported quarterly data for 1999, 1998 and 1997.

                                               FIRST      SECOND     THIRD      FOURTH      YEAR
                                              --------   --------   --------   --------   --------
YEAR ENDED JANUARY 1, 2000
Net sales...................................  $53,110    $ 63,618   $109,246   $75,974    $301,948
Gross margin................................   28,552      30,764     42,501    33,374     135,191
Net income..................................   10,322       7,960     17,768    11,444      47,494
NET INCOME PER SHARE:
  Basic.....................................     0.37        0.28       0.62      0.40        1.66
  Diluted...................................     0.35        0.27       0.60      0.39        1.60
YEAR ENDED JANUARY 2, 1999
Net sales...................................  $49,072    $ 58,940   $ 60,550   $56,227    $224,789
Gross margin................................   25,272      28,516     24,467    27,657     105,912
Net income (loss)...........................    8,909     (11,940)    (3,919)   (2,118)     (9,068)
NET INCOME (LOSS) PER SHARE:
  Basic.....................................     0.33       (0.42)     (0.14)    (0.08)      (0.32)
  Diluted...................................     0.30       (0.42)     (0.14)    (0.08)      (0.32)

NOTE 15: SUBSEQUENT EVENTS

ACQUISITIONS

    In March 2000, the Company acquired all of the assets of Nicolet Imaging Systems and the outstanding capital stock of Sierra Research Technology (collectively "NIS") from Thermo Spectra Corporation ("TSC"), a subsidiary of Thermo Instruments Corporation in exchange for $40.0 million in cash. The NIS business consists of two additional product suites for GenRad, X-Ray inspection technologies and repair/re-work equipment with sites in San Diego, California and Westford, Massachusetts. The transaction will be accounted for as a purchase.

                         GENRAD, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    FOR THE YEARS ENDED JANUARY 1, 2000, JANUARY 2, 1999 AND JANUARY 3, 1998
                                  (CONTINUED)

NOTE 15: SUBSEQUENT EVENTS (CONTINUED)
    In February 2000, the Company made a tender offer for the shares of Autodiagnos AB ("Autodiagnos"), an automotive aftermarket diagnostics software and equipment vendor based in Stockholm, Sweden. Autodiagnos maintains sales offices in England, the Netherlands, Germany and the United States. Total consideration proposed totals approximately $27.0 million in cash.

LINE OF CREDIT

    In March 2000, the Company re-negotiated its existing $50.0 million credit facility, increasing the total borrowings available to $125.0 million (the "new line"). The new line is supported by a syndicated group of banks and provides for up to $75.0 million to be utilized for acquisitions and $50.0 million to be used for general working capital purposes. The new line requires the Company to maintain certain financial and operating covenants, as defined, and expires in March 2004. Borrowings on the line to be utilized for acquisitions are payable quarterly, while borrowings on the line to be utilized for general working capital are payable on demand. The line bears interest at the lesser of the banks' prime rate plus 0.75% or LIBOR plus 1.75%, as determined from time to time by the banks. Under the terms of the new line, the Company is required to pay a commitment fee on the unused portion of the line ranging from 0.375% to 0.5% of the total unused portion of the line dependent on the Company's operating performance.

TREASURY STOCK

    On January 31, 2000, the Company's Board of Directors authorized the repurchase of an additional 2,500,000 shares of its common stock. The total number of shares authorized for repurchase is 5,000,000, which represents approximately 17% of the then issued and outstanding shares of common stock.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information set forth under "Executive Officers of GenRad" in Part I of this report and in Item 1 of the 2000 Proxy Statement is hereby incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION

    The information set forth under "Compensation of Executives and Directors" in the 2000 Proxy Statement is hereby incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information set forth under "Certain Shareholders" and "Election of Directors" in the 2000 Proxy Statement is hereby incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    None.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a)(2) The following schedules to the Consolidated Financial Statements of GenRad, Inc. and Subsidiaries are filed as part of this report:

    A. Schedule II & Valuation and Qualifying Accounts

       REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULES

To the Board of Directors of GenRad, Inc.:

    Our audits of the consolidated financial statements referred to in our report dated January 25, 2000 appearing in this Form 10-K also included an audit of the Financial Statement Schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

                                                                  /s/ PRICEWATERHOUSECOOPERS LLP
                                                            -----------------------------------------
                                                                    PricewaterhouseCoopers LLP
                                                                      Boston, Massachusetts

January 25, 2000

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

      10 Lease agreement dated July 26, 1996 between GenRad, Inc. and Michelson Farm-Westford Technology Park Trust, incorporated by reference to Exhibit 10 to the Company's report on Form 10-Q for the quarter ended June 29, 1996.

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

      10.12 Agreement dated February 12, 1997 between GenRad Limited and Ford Motor Company, incorporated by reference to Exhibit 10.12 to the Company's report on Form 10-K for the year ended January 2, 1999.*

      10.13 Settlement agreement and Mutual General Release dated April 7, 1999 between William E. Gaines, William E. Massaker, Frank B. Wingate and Heritage Investment Limited Partnership and GenRad, Inc., James F. Lyons and Paul Pronsky, Jr. incorporated by reference to Exhibit
            10.13 to the Company's report on Form 10-K for the year ended January 2, 1999.

      21   List of Subsidiaries, attached.

      23   Consent of PricewaterhouseCoopers LLP, attached.

      27   Financial Data Schedule, attached.

    (b) None

    (c) See Item 14(a)(3) above.

    (d) See Item 14(a)(1) and (2) above.

------------------------

* The Company has requested confidential treatment of the redacted positions of this exhibit pursuant to the Rule 24b-2 under the Securities Exchange Act of 1934, as amended, and has separately filed a complete copy of this exhibit with the Securities and Exchange Commission.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       GENRAD, INC.
                                                       (Registrant)

                                                       By:
                                                            -----------------------------------------
                                                                          James F. Lyons
                                                              PRESIDENT, CHIEF EXECUTIVE OFFICER AND
                                                                CHAIRMAN OF THE BOARD OF DIRECTORS
                                                                       Date: March 30, 2000

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

                      SIGNATURE                                   TITLE                    DATE
                      ---------                                   -----                    ----
                 /s/ JAMES F. LYONS                    President, Chief Executive
     -------------------------------------------         Officer and Chairman of      March 30, 2000
                   James F. Lyons                        the Board of Directors

(2) Principal financial and accounting officer:

               /s/ WALTER A. SHEPHARD                  Vice President, Chief
     -------------------------------------------         Financial Officer and        March 30, 2000
                 Walter A. Shephard                      Secretary

(4) A majority of the Board of Directors:

              /s/ WILLIAM S. ANTLE III
     -------------------------------------------       Director                       March 30, 2000
                William S. Antle III

               /s/ RUSSELL A. GULLOTTI
     -------------------------------------------       Director                       March 30, 2000
                 Russell A. Gullotti

               /s/ LOWELL B. HAWKINSON
     -------------------------------------------       Director                       March 30, 2000
                 Lowell B. Hawkinson

                      SIGNATURE                                   TITLE                    DATE
                      ---------                                   -----                    ----
                 /s/ JAMES F. LYONS
     -------------------------------------------       Chairman of the Board of       March 30, 2000
                   James F. Lyons                        Directors

               /s/ WILLIAM G. SCHEERER
     -------------------------------------------       Director                       March 30, 2000
                 William G. Scheerer

                /s/ ADRIANA STADECKER
     -------------------------------------------       Director                       March 30, 2000
                  Adriana Stadecker

                    /s/ ED ZSCHAU
     -------------------------------------------       Director                       March 30, 2000
                      Ed Zschau

                         GENRAD, INC. AND SUBSIDIARIES

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                                                   ADDITIONS
                                                        BALANCE    CHARGED TO                 BALANCE
                                                       BEGINNING   COSTS AND                  AT END
DESCRIPTION                                            OF PERIOD    EXPENSES    DEDUCTIONS   OF PERIOD
-----------                                            ---------   ----------   ----------   ---------
                                                                       (IN THOUSANDS)
Year ended January 1, 2000
  Deducted from asset accounts:
    Allowance for doubtful accounts..................   $ 1,538      $1,061       $ 1,112     $ 1,487
    Inventory reserve................................   $ 7,122      $4,005       $ 7,829     $ 3,298
    Deferred tax asset valuation allowance...........   $44,781      $   --       $24,639     $20,142

Year ended January 2, 1999
  Deducted from asset accounts:
    Allowance for doubtful accounts..................   $ 1,127      $1,170       $   759     $ 1,538
    Inventory reserve................................   $ 6,013      $8,787       $ 7,678     $ 7,122
    Deferred tax asset valuation allowance...........   $53,162      $   --       $ 8,381     $44,781

Year ended January 3, 1998
  Deducted from asset accounts:
    Allowance for doubtful accounts..................   $ 1,431      $   26       $   330     $ 1,127
    Inventory reserve................................   $ 8,836      $1,406       $ 4,229     $ 6,013
    Deferred tax asset valuation allowance...........   $66,678      $   --       $13,516     $53,162