Form 10-Q
period 2000-04-01
GENRAD INC
filed 2000-05-16
CIK 40972

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    ---------

                                    FORM 10-Q

            |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED APRIL 1, 2000
                                       OR
            |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                           COMMISSION FILE NO. 1-8045

                                  GENRAD, INC.

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                    ---------

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes : /X/   No / /

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  29,931,554 shares of the Common Stock, $1 par value, were outstanding on May 11, 2000.

--------------------------------------------------------------------------------

                          GENRAD INC. AND SUBSIDIARIES
                          QUARTERLY REPORT ON FORM 10-Q
                        THREE MONTHS ENDED APRIL 1, 2000
                                TABLE OF CONTENTS


                                                                                                       PAGE
                                                                                                       ----

 PART I.        FINANCIAL INFORMATION
                Item 1:       Condensed Consolidated Financial Statements
                                 Condensed Consolidated Statements of Operations....................... 1
                                 Condensed Consolidated Balance Sheets................................. 2
                                 Condensed Consolidated Statements of Cash Flows....................... 3
                                 Notes to Condensed Consolidated Financial Statements.................. 5

                Item 2:       Management's Discussion and Analysis of
                              Financial Condition and Results of Operations............................10

 PART II.       OTHER INFORMATION

                Item 6:       Exhibits and Reports on Form 8-K.........................................21

                              Signatures...............................................................23

                                     PART I
               ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          GENRAD, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)



                                                                                     THREE MONTHS ENDED
                                                                                     ------------------
                                                                                      APRIL 1,      April 3,
                                                                                      2000          1999
                                                                                      ----          ----
REVENUE:
  Products.......................................................................       $49,570      $36,683
  Services.......................................................................        16,803       16,427
                                                                                         ------       ------
  Total revenue..................................................................        66,373       53,110
COST OF REVENUE:
  Products.......................................................................        27,256       14,382
  Services.......................................................................        10,946       10,176
                                                                                         ------       ------
    Total cost of revenue........................................................        38,202       24,558
                                                                                         ------       ------
Gross margin.....................................................................        28,171       28,552
OPERATING EXPENSES:
  Selling, general and administrative............................................        17,774       16,301
  Research and development.......................................................         5,754        4,684
  Amortization of acquisition-related intangible assets..........................           791          830
  Acquired in-process research and development...................................           500          ---
  Restructuring benefit, net.....................................................        (2,479)         ---
                                                                                         ------       ------
    Total operating expenses.....................................................        22,340       21,815
                                                                                         ------       ------
Operating income.................................................................         5,831        6,737
OTHER INCOME (EXPENSE):
  Interest income................................................................            65          127
  Interest expense...............................................................          (409)        (224)
  Other, net.....................................................................            42         (206)
                                                                                         ------       ------
    Total other income (expense).................................................          (302)        (303)
                                                                                         ------       ------
Net income before income taxes...................................................         5,529        6,434
Income tax benefit...............................................................        12,549        3,888
                                                                                         ------        -----
Net income.......................................................................       $18,078      $10,322
                                                                                        =======      =======


NET INCOME PER SHARE:
  Basic..........................................................................         $0.64        $0.37
                                                                                        =======      =======


  Diluted........................................................................         $0.63        $0.35
                                                                                        =======      =======


WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic..........................................................................        28,138       28,107
                                                                                        =======      =======


  Diluted........................................................................        28,704       29,340
                                                                                        =======      =======

              The Accompanying Notes are an Integral Part of These
                  Condensed Consolidated Financial Statements.

                          GENRAD, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                                                        APRIL 1,          JANUARY 1,
                                                                                          2000               2000
                                                                                          ----               ----
                                                                                       (Unaudited)

                                             ASSETS

CURRENT ASSETS:

Cash and cash equivalents.......................................................          $ 9,725            $ 6,951
Accounts receivable, less allowance of $1,868 and $1,487........................           81,453             81,276
Inventory.......................................................................           70,615             49,068
Deferred tax asset..............................................................           15,173                 --
Other current assets............................................................            8,293              8,228
                                                                                          -------           --------
            Total current assets................................................          185,259            145,523
Property and equipment, net of accumulated depreciation of
   $43,042 and $41,751..........................................................           50,050             43,194
Deferred tax asset..............................................................           18,863             19,868
Intangible assets, net of accumulated amortization of $12,764 and $10,866.......           67,110             38,686
Other assets....................................................................            3,300              1,368
                                                                                          -------           --------
                                                                                         $324,582           $248,639
                                                                                         ========           ========

                              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

Trade accounts payable..........................................................           26,351             21,841
Accrued liabilities.............................................................           10,131              9,681
Deferred revenue................................................................           10,060              9,388
Accrued compensation and employee benefits......................................            5,359              6,750
Current portion of bank debt....................................................           27,701              2,353
                                                                                          -------           --------
  Total current liabilities.....................................................           79,602             50,013

Long-term portion of bank debt..................................................           36,033              3,653
Accrued pension benefits........................................................            9,097              9,175
Lease costs of excess facilities................................................               50              3,922
Deferred revenue................................................................              994              1,005
Other long-term liabilities.....................................................            4,323              4,036
                                                                                          -------           --------
   Total long-term liabilities..................................................           50,497             21,791

Commitments and Contingencies

STOCKHOLDERS' EQUITY:

Common stock, $1.00 par value, 60,000 shares authorized;
  29,935 and 29,877 issued and outstanding at April 1, 2000
  and January 1, 2000, respectively.............................................           29,935             29,877
Additional paid-in capital......................................................          223,446            221,854
Treasury stock, net.............................................................         (31,292)           (29,017)
Accumulated deficit.............................................................         (25,988)           (44,066)
Accumulated other comprehensive loss............................................          (1,618)            (1,813)
                                                                                          -------           --------
  Total stockholders' equity....................................................          194,483            176,835
                                                                                          -------           --------
  ..............................................................................         $324,582           $248,639
                                                                                         ========           ========

              The Accompanying Notes are an Integral Part of These
                  Condensed Consolidated Financial Statements.

                          GENRAD, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                                                             THREE MONTHS ENDED
                                                                                                            APRIL 1,      April 3,
                                                                                                             2000          1999
                                                                                                             ----          ----
OPERATING ACTIVITIES:

Net income.........................................................................................         $18,078      $10,322
Adjustments to reconcile net income to net cash provided by
       (used in) operating activities:
Depreciation and amortization......................................................................           4,338        2,888
Loss on disposal of property and equipment.........................................................             243          585
Deferred tax asset.................................................................................         (13,102)      (4,500)
Lease costs of excess facilities, net..............................................................          (3,872)          --
Acquired in-process research and development.......................................................             500           --
Restructuring charges..............................................................................             986           --
Increase (Decrease) resulting from changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net...........................................................................           5,713          710
Inventory..........................................................................................         (14,543)      (6,615)
Other current assets...............................................................................             728       (2,340)
Accounts payable...................................................................................           2,724        1,933
Deferred revenue...................................................................................             647        3,121
Accrued liabilities................................................................................            (766)         868
Accrued compensation and employee benefits.........................................................          (2,030)      (1,960)
Other, net.........................................................................................          (1,879)      (1,211)
                                                                                                            -------      -------
Net cash (used in) provided by operating activities................................................          (2,235)       3,801
INVESTING ACTIVITIES:
Purchases of property and equipment................................................................          (8,799)      (5,148)
Acquisitions, net of cash acquired.................................................................         (42,021)          --
Development of intangible assets...................................................................            (887)      (1,380)
                                                                                                            -------      -------
Net cash used in investing activities..............................................................         (51,707)      (6,528)
FINANCING ACTIVITIES:
Proceeds from credit facility, net.................................................................          57,770         (588)
Proceeds from employee stock plans.................................................................             584        4,181
Purchase of treasury stock.........................................................................          (2,275)      (3,696)
                                                                                                            -------      -------
Net cash provided by (used in) financing activities................................................          56,079         (103)
Effect of exchange rates on cash and cash equivalents..............................................             637        1,705
                                                                                                            -------      -------
Increase (Decrease) in cash and cash equivalents...................................................           2,774       (1,125)
Cash and cash equivalents at beginning of period...................................................           6,951       12,998
                                                                                                            -------      -------
Cash and cash equivalents at end of period.........................................................          $9,725      $11,873
                                                                                                             ======      =======




              The Accompanying Notes are an Integral Part of These
                  Condensed Consolidated Financial Statements.

                        GENRAD, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In thousands)
                                (Unaudited)

SUPPLEMENTAL DISCLOSURE OF FINANCING AND INVESTING ACTIVITIES:

Cash outlay associated with the Company's acquisitions in 2000 totaled approximately $42.0 million.

Fair value of assets acquired and liabilities assumed upon acquisition:

Accounts receivable, net              $6,445
Inventory, net                         7,184
Other current assets                     822
Property and equipment, net              842
Trade accounts payable                 1,834
Accrued liabilities                      332
Deferred revenue                          55
Accrued compensation and employee
benefits                                 753
Other long-term liabilities              233


              The Accompanying Notes are an Integral Part of These
                  Condensed Consolidated Financial Statements.

                          GENRAD, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1: BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of GenRad, Inc. ("GenRad" or "the Company") should be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended January 1, 2000, filed with the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary to present fairly the consolidated financial position at April 1, 2000 and January 1, 2000, and the results of operations and cash flows for the three months ended April 1, 2000 and April 3, 1999. Interim results are not necessarily indicative of the results for the full fiscal year.

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

NET INCOME PER SHARE

         The following table sets forth the computation of basic and diluted net income per share in accordance with Statement of Financial Accounting Standards No. 128 "Earnings per Share" for the three months ended April 1, 2000 and April 3, 1999, respectively (in thousands):


                                                                                        THREE MONTHS ENDED
                                                                              -------------------------------------
                                                                              APRIL 1, 2000         APRIL 3, 1999
                                                                              -------------         ---------------

Net income......................................................                 $18,078              $10,322

Basic: weighted average shares outstanding.....................                   28,138               28,107
Weighted average share equivalents........................                           566                1,233
                                                                                ---------             --------

Diluted: weighted average shares outstanding...................                   28,704               29,340
                                                                                  ======               ======

Basic net income per share....................................                     $0.64                $0.37
                                                                                  ======               ======

Diluted net income per share.................................                      $0.63                $0.35
                                                                                  ======               ======



COMPREHENSIVE INCOME (LOSS)

         For the three months ended April 1, 2000 and April 3, 1999, comprehensive income included changes in cumulative foreign currency translation adjustments of $0.2 million and $0.7 million, respectively. Total comprehensive income for the quarters ended April 1, 2000 and April 3, 1999 totaled $18.3 million and $11.0 million, respectively. At April 1, 2000, accumulated other comprehensive loss totaled $1.6 million.

                          GENRAD, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)

NOTE 2: ACQUISITIONS

         On March 24, 2000, the Company acquired substantially all the assets of Nicolet Imaging Systems and the outstanding capital stock of Sierra Research Technology (collectively "NIS") located in San Diego, California and Westford, Massachusetts, respectively. The NIS business consists of two additional product suites for the Company, X-ray inspection technologies and repair/re-work equipment.

         Consideration paid for NIS totaled $40.0 million in cash. Direct costs related to the acquisition totaled $0.5 million, primarily consisting of legal and accounting fees. The consideration paid was funded through the Company's credit facility. The results of operations were not material to the Company's consolidated results of operations for the three months ended April 1, 2000. The results of NIS are included in the condensed consolidated financial statements beginning from the date of purchase. The transaction was accounted for as a purchase, and accordingly, the purchase price was allocated to the assets and liabilities assumed based on their respective fair values. Identified intangible assets are being amortized on a straight-line basis over a period of 5 to 7 years. Goodwill is being amortized on a straight-line basis over a period of 10 years.

         The purchase price was allocated to the tangible and intangible assets of NIS as follows (in thousands):


Goodwill...............................................................             $ 8,642
Developed technology...................................................               4,500
Assembled workforce....................................................               2,550
Patents and trademarks.................................................               6,400
Customer list..........................................................               5,900
Acquired in-process research and development...........................                 500
Assets, primarily accounts receivable and inventory....................              15,205
Liabilities assumed....................................................              (3,207)
                                                                                   --------
                                                                                    $40,490
                                                                                   ========

         The following unaudited pro forma financial information presents the combined results of operations of GenRad and NIS as if the acquisition had occurred at the beginning of 2000 and 1999, respectively, after giving effect to the amortization of goodwill and other intangible assets but excluding the effects of the charge for acquired in-process research and development. The per share impact of the acquired in-process research and development charge totals $(0.01) for the three months ended April 1, 2000 and twelve months ended January 1, 2000. This unaudited pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the results of operations that actually would have been realized had the Company and NIS been a combined company during the specified periods. Additionally, they are not indicative of the results of future combined operations.


                                           Three months ended        Twelve months ended
                                             April 1, 2000             January 1, 2000
                                           ------------------        --------------------
Revenue..................................     $73,119                   $330,261
Net income...............................     $17,857                   $ 45,205

Net income per share:
    Basic................................     $  0.63                   $   1.58
    Diluted..............................     $  0.62                   $   1.52



NOTE 3: RESTRUCTURING CHARGES (BENEFIT)

         During the three months ended April 1, 2000, the Company implemented a restructuring plan in an effort to improve operating efficiencies. The plan involves closure of the Company's Portland, Oregon office and relocation of employees from the United States and Switzerland for the purpose of centralizing GRS segment operations in its current Atlanta, Georgia facility, and a management restructuring of the ADS segment in the Manchester, UK facility. This will result in a workforce reduction of approximately 25 employees, mainly consisting of engineering, marketing and training functions. In accordance with EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity", the Company recorded a restructuring charge during the three months ended April 1, 2000. The charge totaled approximately $1.0 million, and includes severance costs of $0.7 million to be completed during fiscal 2001 and exit costs of $0.3 million related to the facility closure with a lease term into fiscal 2005. For the three months ended April 1, 2000, there were no charges against the restructuring reserve.

         During the three months ended April 1, 2000, the Company completed the extension of a sublease entered into at a facility in Maidenhead, England to include the Company's remaining lease obligation through 2013. As a result of this extension, the Company reversed a charge recorded in a prior fiscal year for excess facility reserves. This restructuring charge included accruals related to the lease costs of the facility. The sublet of the facility resulted in the reversal of approximately $3.5 million of the fiscal 1993 restructuring accrual.

                          GENRAD, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)

NOTE 4: INVENTORY

         Inventory consists of the following at April 1, 2000 and January 1 2000, respectively (in thousands):


                                                                                     APRIL 1,    January 1,
                                                                                      2000         2000
                                                                                      ----         ----

Raw materials................................................................        $20,278      $13,247
Work in process..............................................................         21,229       17,891
Finished goods...............................................................         29,108       17,930
                                                                                     -------      -------
                                                                                     $70,615      $49,068
                                                                                     =======      ========

NOTE 5: CONTINGENCIES

         The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to any such claims will not materially affect the results of operations or the financial position of the Company.

NOTE 6: OPERATING SEGMENTS

         The following table illustrates, (in thousands), each of the Company's operating segments' operating income (loss) for the three months ended April 1, 2000 and April 3, 1999. The amounts provided herein are those utilized by the respective segments' President, in conjunction with the Company's President and Chief Executive Officer, in allocating resources and evaluating performance. GenRad's chief operating decision makers do not utilize, nor does GenRad maintain, asset information or capital expenditures by segment, accordingly, such information is not presented herein.


                                                                                        EMS        ADS          GRS         TOTAL
                                                                                        ---        ---          ---         -----

Three months ended April 1, 2000:
  Revenue:

    Products.....................................................................       $35,028    $12,735        $1,807     $49,570
    Services.....................................................................         7,774      6,739         2,290      16,803
                                                                                        -------    -------       -------     -------
      Total revenue..............................................................       $42,802    $19,474        $4,097     $66,373
                                                                                        =======    =======       =======     =======
    Operating income (loss)......................................................       $12,569        $60      $(1,711)     $10,918
                                                                                        =======    =======       =======     =======




                                                                                        EMS        ADS          GRS         TOTAL
                                                                                        ---        ---          ---         -----

Three months ended April 3, 1999:
  Revenue:
    Products.....................................................................       $29,698     $2,044        $4,941     $36,683
    Services.....................................................................         7,409      6,450         2,568      16,427
                                                                                        -------     ------        ------     -------

        Total revenue............................................................       $37,107     $8,494        $7,509     $53,110
                                                                                        =======     ======        ======     =======
      Operating income...........................................................        $9,346     $1,220        $1,257     $11,823
                                                                                         ======     ======        ======     =======

                          GENRAD, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)

         A reconciliation of the totals reported for the operating segments to net income before income taxes in the condensed consolidated financial statements is as follows:


                                                                      THREE MONTHS ENDED
                                                                      ------------------
                                                              APRIL 1, 2000            APRIL 3, 1999
                                                              -------------            -------------
Operating income:

  Total for reportable segments...................                 $10,918                  $11,823
  Corporate expenses (a)..........................                  (5,087)                  (5,086)
                                                                   -------                  -------

  Operating income per consolidated financial
  statements......................................                   5,831                    6,737


  Other expenses, net.............................                    (302)                    (303)
                                                                   -------                  -------
Net income before income taxes....................                   $5,529                   $6,434
                                                                   ========                 ========

-----------

(a) Includes amortization of capitalized software, corporate research and development and other charges.

NOTE 7: TREASURY STOCK

         During the second quarter of 1998, the Company commenced a stock repurchase program whereby the Company will purchase, in the open market, shares of its stock. On January 28, 2000, an additional 2,500,000 shares were authorized to be repurchased, increasing the total shares authorized to 5,000,000. The Company intends to buy back its stock at times when the market price of the stock presents opportunities to do so, and depending on the Company's other cash requirements. The Company's stock repurchase plan is intended as a means to partially mitigate the dilutive impact of stock options. The Plan has been funded entirely through operating cash flow, however, the Company may if it considers it prudent, utilize its available credit facilities in connection with its stock repurchase program. Through April 1, 2000 and April 3, 1999, the Company had utilized approximately $36.0 and $18.7 million, respectively, to repurchase 2,195,600 and 1,225,600 shares of its common stock.

NOTE 8: CREDIT FACILITY

         In March 2000, the Company re-negotiated its existing $50.0 million credit facility, increasing the total borrowings available to $125.0 million (the "new line"). The new line is supported by a syndicated group of banks and provides for up to $75.0 million to be utilized for acquisitions and $50.0 million to be used for general working capital purposes. The new line requires the Company to maintain certain leverage, operating cash flow and operating income covenants as well as non-financial operating covenants, as defined, and expires March 2004. The new line is collaterized by substantially all of the Company's assets. Certain borrowings on the line, primarily related to acquisitions, are payable quarterly while the remaining borrowings are payable on demand. The line bears interest at the lesser of the banks' prime rate plus 0.75% or LIBOR plus 1.75%, as determined from time to time by the banks. The interest rates on the credit facility at April 1, 2000 ranged from 8.06% to 9.75%. Under the terms of the new line, the Company is required to pay a commitment fee on the unused portion of the line ranging from 0.375% to 0.5% of the total unused portion of the line dependent on the Company's operating performance. At April 1, 2000, borrowings outstanding under the line totaled $63.7 million, of which $45.0 million was related to acquisitions and $18.7 million related to general working capital.

                          GENRAD, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)

NOTE 9: INCOME TAXES

         During the three months ended April 1, 2000 and April 3, 1999, the Company reversed a portion of its deferred tax asset valuation allowance resulting in a tax benefit of $14.5 million and $4.5 million, respectively. These were recorded due to management's expectations of future income and expected utilization of the Company's domestic and foreign net operating loss carryforwards.

NOTE 10: IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

STOCK COMPENSATION

         In March 2000, the Financial Accounting Standard Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation -- an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 and among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of previously fixed stock options or awards, and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The Company is still assessing the impact of FIN 44 on the Company's financial position or results of operations.



NOTE 11: SUBSEQUENT EVENTS

         In April 2000, the Company acquired substantially all of the outstanding capital stock of Autodiagnos AB ("Autodiagnos") for approximately $26.7 million in cash. Autodiagnos is an automotive aftermarket diagnostics software and equipment vendor based in Stockholm, Sweden, who maintains sales offices in England, the Netherlands, Germany and the United States. The transaction will be accounted for as a purchase.

         In April 2000, Robert M. Dutkowsky was elected Chairman, President and Chief Executive Officer of the Company. As a result, the employment agreement of James F. Lyons was terminated. Pursuant to the provisions of the employment agreement, Mr. Lyons received cash of approximately $3.0 million and benefit continuation for three years. A charge will be incurred during the three months ended July 1, 2000 to account for this transaction.

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

                          GENRAD, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The matters discussed herein contain forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Item 1 "Business" of the Company's Annual Report on Form 10-K for the year ended January 1, 2000 as well as those discussed in this section and elsewhere in this Quarterly Report on form 10-Q.

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


                                                                                       THREE MONTHS ENDED
                                                                            APRIL 1, 2000              APRIL 3, 1999
                                                                            -------------              -------------

Total revenue.....................................................                100.0%              100.0%
Cost of revenue...................................................                 57.6%               46.2%
                                                                                   -----               -----
Gross margin......................................................                 42.4%               53.8%
Selling, general and administrative...............................                 26.8%               30.7%
Research and development..........................................                  8.6%                8.8%
Amortization of acquisition-related intangible assets.............                  1.2%                1.6%
Acquired in-process research and development......................                  0.7%                  --
Restructuring benefit, net........................................                 (3.7%)                 --
                                                                                   -----               -----
  Total operating expenses........................................                 33.6%               41.1%
                                                                                   -----               -----
Operating income..................................................                  8.8%               12.7%
Other income (expense)............................................                (0.5)%              (0.6)%
Income tax benefit................................................                 18.9%                7.3%
                                                                                   -----               -----
Net income........................................................                 27.2%               19.4%
                                                                                   =====               =====

THREE MONTHS ENDED APRIL 1, 2000 VS. THREE MONTHS ENDED APRIL 3, 1999

ORDERS AND BACKLOG

         Orders for the Company's products and services increased to $80.1 million for the three months ended April 1, 2000 from $59.4 million for the three months ended April 3, 1999. Excluding orders from the acquisition of Nicolet Imaging Systems and Sierra Research Technology (collectively "NIS"), completed on March 24, 2000, orders totaled $78.7 million for the three months ended April 1, 2000. EMS orders totaled $42.9 million for the three months ended April 1, 2000 compared to $44.5 million for the three months ended April 3, 1999. Excluding orders from the acquisition of NIS, EMS orders totaled $41.5 million for the three months ended April 1, 2000. ADS orders totaled $31.2 million for the three months ended April 1, 2000 compared to $7.5 million for the three months ended April 3, 1999. GRS orders totaled $6.0 million for the three months ended April 1, 2000 compared to $7.4 million for the three months ended April 3, 1999.

         EMS orders decreased $3.0 million for the three months ended April 1, 2000 compared to the comparable period ended April 3, 1999 when excluding orders related to the acquisition of NIS. This decrease was primarily due to declining demand in the segment's in-circuit products and fixture programming business. Orders for these products decreased $1.9 million and $3.1 million, respectively, during the three months ended April 1, 2000 as compared to the comparable period ended April 3, 1999. There was also an incremental decrease in orders for the Company's GR Pilot product. These decreases were partially offset by a $2.5 million increase in orders of the Company's functional test products. The increase in ADS orders of $23.7 million for the three months ended April 1, 2000 compared to the period ended April 3, 1999 is partially attributable to the launch of the Company's WDS 3500 product for The Ford Motor Company ("Ford"). During the three months ended April 1, 2000, the segment received orders totaling $11.3 million from Ford. ADS also

                          GENRAD, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

received orders of $7.2 million related to additional WDS business, for which there were no orders in 1999, and an incremental increase of $5.2 million in the remainder of the ADS business. The decrease of $1.4 million in GRS orders reflects the significant sales cycle for GRS's products and the timing of significant customer orders.

         North American orders totaled $35.1 million for the three months ended April 1, 2000 compared to $31.8 million for the three months ended April 3, 1999. European orders totaled $39.6 million for the three months ended April 1, 2000 compared to $23.7 million for the three months ended April 3, 1999. Asian orders totaled $5.4 million for the three months ended April 1, 2000 compared to $3.9 million for the three months ended April 3, 1999.

         North American orders increased $3.3 million for the three months ended April 1, 2000 compared to the comparable period ended April 3, 1999. Excluding orders from the acquisition of NIS, North American orders increased $2.1 million. This increase was primarily due to the launch of the Company's WDS 3500 product for Ford, which totaled $4.0 million in North American orders during the three months ended April 1, 2000, and additional non-Ford WDS orders of $1.6 million. In addition, there was an incremental increase in EMS North American orders of $0.4 million due to strengthening demand in the fixture programming business, offset by a migration of certain of the Company's large contract manufacturing customers to Eastern Europe. These increases were offset by declines in North American orders of other business in the Company's ADS segment of $2.0 million and GRS of $1.9 million.

         European orders increased $15.9 million, primarily attributable to the launch of the Company's WDS 3500 product for Ford, which contributed $6.7 million in European orders during the three months ended April 1, 2000 and additional non-Ford WDS orders of $4.4 million. There were also incremental increases in European orders of other business in the ADS segment of $7.2 million from increased demand for the segment's hardware products, and in the GRS segment of $0.4 million. These increases were offset by a decrease in EMS European orders of $2.8 million due to a decrease in orders in the fixture programming business, partially offset by an increase in the segment's other products from the migration of certain of the Company's large contract manufacturing customers to Eastern Europe.

         Backlog totaled $48.0 million at April 1, 2000 compared to $30.9 million at January 1, 2000. Excluding backlog from the acquisition of NIS, ending backlog totaled $45.3 million at April 1, 2000. The Company believes that a substantial portion of backlog at April 1, 2000 will be shipped during the three months ended July 1, 2000.

REVENUE

         Product revenue increased to $49.6 million for the three months ended April 1, 2000 from $36.7 million for the three months ended April 3, 1999. Excluding revenue from the acquisition of NIS, product revenue totaled $47.7 million for the three months ended April 1, 2000. EMS product revenue totaled $35.0 million for the three months ended April 1, 2000 compared to $29.7 million for the three months ended April 3, 1999. Excluding revenue from the acquisition of NIS, EMS product revenue totaled $33.1 million for the three months ended April 1, 2000. ADS product revenue totaled $12.8 million for the three months ended April 1, 2000 compared to $2.0 million for the three months ended April 3, 1999. GRS product revenue totaled $1.8 million for the three months ended April 1, 2000 compared to $5.0 million for the three months ended April 3, 1999.

         EMS product revenue increased $3.4 million for the three months ended April 1, 2000 compared to the comparable period ended April 3, 1999 when excluding product revenues related to the acquisition of NIS. The increase was due to $3.7 million incremental product revenue related to the Company's high-end in-circuit test products and $0.3 million in its fixture programming business. These increases were offset by a decrease of $0.6 million related to the Company's GR Pilot product.

                          GENRAD, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The increase in ADS product revenue of $10.8 million is attributable to the launch of the Company's WDS 3500 product with Ford, which contributed $9.0 million of product revenue during the three months ended April 1, 2000, other WDS business of $0.4 million and incremental ADS revenues of $1.4 million. For the three months ended April 1, 2000 the Company shipped approximately 1,350 WDS units. The Company expects to derive significant revenues from Ford related to its WDS 3500 product for the remainder of 2000 and beyond. However, the Company does not anticipate a unit count approaching the unit count during the twelve months ended January 1, 2000 in any future twelve month period, or compared to the Company's original estimate for the year 2000.

         The decline of approximately $3.2 million in GRS product revenue reflects the timing of significant customer orders as well as the lengthy sales cycle involved in selling the segment's products.

         Service revenue increased to $16.8 million for the three months ended April 1, 2000 from $16.4 million for the three months ended April 3, 1999. EMS service revenue totaled $7.8 million for the three months ended April 1, 2000 compared to $7.4 million for the three months ended April 3, 1999. ADS service revenue totaled $6.7 million for the three months ended April 1, 2000 compared to $6.4 million for the three months ended April 3, 1999. GRS service revenue totaled $2.3 million for the three months ended April 1, 2000 compared to $2.6 million for the three months ended April 3, 1999.

         The increase in EMS service revenue of $0.4 million was attributable to increases of $0.3 million related to the Company's high-end in-circuit test systems and $0.1 million from the acquisition of NIS. The increase in ADS services revenue of $0.3 million was due to $2.3 million of incremental service revenue related to the WDS 3500 product, offset by a decline in ADS service revenue of $2.0 million due to the completion of a service contract for a product that preceded the WDS 3500 product. The decline in GRS service revenue of $0.3 million reflects the timing of significant customer orders.

         Revenue from international markets increased to $39.3 million, or 59.2% of revenue, for the three months ended April 1, 2000 from $25.4 million, or 47.8% of revenue, for the three months ended April 3, 1999. The increase in international revenue in dollars, and as a percentage of total revenue, reflects the Company's launch of the WDS 3500 product for Ford and the continued expansion of the Company's contract manufacturing customers into Eastern Europe. Revenues from international markets are subject to the risks of currency fluctuations.

GROSS MARGINS

         Product margins were $22.3 million, or 45.0%, for the three months ended April 1, 2000 compared to $22.3 million, or 60.8%, for the three months ended April 3, 1999. The stable product margins in dollars reflect the acquisition of NIS, which contributed $0.5 million in product margins for the three months ended April 1, 2000, and an increase in product margins of $3.8 million in the remaining EMS segment primarily from improving margins in the Company's high-end in-circuit products. These increases were offset by declines in GRS and ADS product margins of $3.0 million and $0.3 million, respectively, and increased amortization costs of capitalized software of $1.0 million during the three months ended April 1, 2000 compared to the three months ended April 3, 1999.

         As a percentage of product revenue, product margins declined to 45.0% for the three months ended April 1, 2000 from 60.8% for the three months ended April 3, 1999. The decrease reflects the significantly lower margins realized on the WDS 3500 product compared to the Company's higher margin EMS and GRS products.

                          GENRAD, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Inventory turnover for the three months ended April 1, 2000 increased to 1.8 times (annualized) as compared to 1.6 times (annualized) for the three months ended April 3, 1999. The increase is primarily related to turnover related to the WDS 3500 product partially offset by inventory on hand for new products as of April 1, 2000. Excluding inventory related to the Company's contract with Ford, inventory turnover for the three months ended April 1, 2000 decreased to 1.9 times (annualized) as compared to 2.4 times (annualized) for the three months ended April 3, 1999.

         Service margins were $5.9 million, or 34.9%, for the three months ended April 1, 2000 compared to $6.3 million, or 38.1%, for the three months ended April 3, 1999. The decrease in service margins, in dollars and as a percentage of revenue, is primarily attributable to declining margins in the ADS segment which reflects the competitive market conditions in the markets that ADS competes.

OPERATING EXPENSES

         Selling, general and administrative expenses increased to $17.8 million, or 26.8% of total revenue, for the three months ended April 1, 2000 from $16.3 million, or 30.7% of total revenue, for the three months ended April 3, 1999. Excluding expenses from the acquisition of NIS, selling, general and administrative expenses totaled $18.1 million during the three months ended April 1, 2000. The increase in selling, general and administrative expenses in dollars is primarily attributable to additional expenses to support the Company's new European offices and implementation of Phase II of SAP R/3 -TM- ("SAP"), and an increase in marketing expenses of $0.2 million.

         Research and development expenses increased to $5.8 million, or 8.7% of total revenue, for the three months ended April 1, 2000 from $4.7 million, or 8.8% of total revenue, for the three months ended April 3, 1999. The increase in research and development expenses primarily reflects the Company's efforts in entering the automotive aftermarket which were not undertaken during the three months ended April 3, 1999 and on-going new product development efforts in the EMS segment, particularly in the Company's low-end functional product, during the three months ended April 1, 2000 compared to the comparable period ended April 3, 1999. There was a decrease in capitalized software costs of $0.5 million for the three months ended April 1, 2000 compared to the three months ended April 3,1999.

         During the three months ended April 1, 2000, on-going research and development projects continued for improvements in in-circuit and functional test equipment software, and system enhancements to the Company's GRS suite of products. The Company expects to continue to invest in new product development and enhancements to its existing products.

         Amortization of acquisition-related intangible assets totaled $0.8 million, or 1.2% of total revenue, for the three months ended April 1, 2000, compared to $0.8 million, or 1.6% of total revenue, for the three months ended April 3, 1999. The amortization of acquisition-related intangible assets is primarily related to the purchase of Industrial Computer Corporation in 1998. The Company anticipates that amortization of acquisition-related intangible assets will increase on a quarterly basis in comparison to the three months ended April 1, 2000 for each of the remaining quarters in fiscal 2000 and in future fiscal years.

         Interest expense was $0.4 million for the three months ended April 1, 2000 compared to $0.2 million for the three months ended April 3, 1999 reflecting increased borrowings on its credit facility.

         The Company recorded a net tax benefit of $12.6 million for the three months ended April 1, 2000 compared to a net income tax benefit of $3.9 million for the three months ended April 3, 1999. The recorded income tax benefit of $12.6 million results primarily from a reversal of a portion of the Company's deferred tax asset valuation allowance totaling

                          GENRAD, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

$14.5 million which was recorded due to management's expectations of future income and expected utilization of the Company's domestic and foreign net operating loss carryforwards. Excluding the reversal of a portion of the deferred tax asset valuation allowance, the income tax provision increased to $1.9 million for the three months ended April 1, 2000 from $0.6 million for the three months ended April 3, 1999. The increase in the income tax provision is caused by an increase of the effective tax rate in fiscal 2000 as compared to fiscal 1999, offset by lower net income before income taxes during the three months ended April 1, 2000.

ACQUISITION OF NICOLET IMAGING SYSTEMS AND SIERRA RESEARCH TECHNOLOGY

         On March 24, 2000, the Company acquired substantially all the assets of Nicolet Imaging Systems and the outstanding capital stock of Sierra Research Technology (collectively "NIS") located in San Diego, California and Westford, Massachusetts, respectively. The NIS business consists of two additional product suites for the Company, X-ray inspection technologies and repair/re-work equipment.

         Consideration paid for NIS totaled $40.0 million in cash. Direct costs related to the acquisition totaled $0.5 million, primarily consisting of legal and accounting fees. The consideration paid was funded through the Company's credit facility. The results of operations were not material to the Company's consolidated results of operations for the three months ended April 1, 2000. The results of NIS are included in the condensed consolidated financial statements beginning from the date of purchase. The transaction was accounted for as a purchase, and accordingly, the purchase price was allocated to the assets and liabilities assumed based on their respective fair values. Consideration was allocated to the tangible and intangible assets of NIS as follows: goodwill ($8.6 million), developed technology ($4.5 million), assembled workforce ($2.6 million), patents and trademarks ($6.4 million), customer list ($5.9 million), acquired in-process research and development ($0.5 million) and the net assets and liabilities assumed of NIS ($12.0 million).

RESTRUCTURING CHARGES (BENEFIT)

         During the three months ended April 1, 2000, the Company implemented a restructuring plan in an effort to improve operating efficiencies. The plan involves closure of the Company's Portland, Oregon office and relocation of employees from the United States and Switzerland for the purpose of centralizing GRS segment operations in its current Atlanta, Georgia facility, and a management restructuring of the ADS segment in the Manchester, UK facility. This will result in a workforce reduction of approximately 25 employees, mainly consisting of engineering, marketing and training functions. In accordance with EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity", the Company recorded a restructuring charge during the three months ended April 1, 2000. The charge totaled approximately $1.0 million, and includes severance costs of $0.7 million to be completed during fiscal 2001 and exit costs of $0.3 million related to the facility closure with a lease term into fiscal 2005. For the three months ended April 1, 2000, there were no charges against the restructuring reserve.

         During the three months ended April 1, 2000, the Company completed the extension of a sublease entered into at a facility in Maidenhead, England to include the Company's remaining lease obligation through 2013. As a result of this extension, the Company reversed a charge recorded in a prior fiscal year for excess facility reserves. This restructuring charge included accruals related to the lease costs of the facility. The sublet of the facility resulted in the restructuring accrual requiring the reversal of approximately $3.5 million of the fiscal 1993 accrual.

                          GENRAD, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND SOURCES OF CAPITAL

SOURCES AND USES OF CASH

         Cash and cash equivalents at April 1, 2000 totaled approximately $9.7 million, compared to approximately $7.0 million at January 1, 2000. The Company's current ratio at April 1, 2000 decreased to 2.3 from 2.9 at January 1, 2000. Net cash used in operating activities, net of effects of acquisitions, was $2.2 million for the three months ended April 1, 2000, compared to net cash provided by operating activities of $3.8 million for the three months ended April 3, 1999.

         The change in cash (used in) provided by operating activities during the three months ended April 1, 2000 as compared to the three ended April 3, 1999 is primarily driven by significant inventory investments, which used incremental cash of $7.9 million, related to the Company's contract with Ford, an incremental change in deferred tax assets of $8.6 million, mainly from a reversal of a portion of the Company's deferred tax asset valuation allowance, and a one-time restructuring benefit, net of charges, of $2.4 million. This was offset by increased net income and better cash management related to receipt of customer payments and timing of vendor payments.

         During the three months ended April 1, 2000, the Company's accounts receivable turnover was approximately 4.0 (annualized) compared to approximately
3.6 (annualized) for the three months ended April 3, 1999. The slight improvement reflects management's continued focus on cash collections, offset by continued customer demands for more favorable payment terms during the three months ended April 1, 2000. Excluding the impact from acquisitions, the Company's accounts receivable turnover was approximately 3.9 (annualized) for the three months ended April 1, 2000.

         During the three months ended April 1, 2000, net cash used in investing activities was $51.7 million, compared to $6.5 million for the three months ended April 3, 1999. Capital expenditures totaled $8.8 million for the three months ended April 1, 2000 compared to $5.1 million for the three months ended April 3, 1999. Cash used in acquisitions, net of cash acquired, totaled $42.0 million for the three months ended April 1, 2000. Cash used in the development of certain intangible assets totaled $0.9 million for the three months ended April 1, 2000 compared to $1.4 million for the three months ended April 3, 1999.

         The increase in capital expenditures for the three months ended April 1, 2000 compared to the three months ended April 3, 1999 is primarily attributable to purchases in bringing production of the Company's WDS 3500 product for Ford in-house during the three months ended April 1, 2000. Through January 1, 2000, the Company was outsourcing production of the WDS 3500 unit. Total capital expenditures for the three months ended April 1, 2000 related to bringing the production in-house were approximately $2.3 million.

         Beginning in 1998, the Company began efforts to implement SAP R/3 -TM- ("SAP"), an enterprise resource planning system. During the three months ended April 1, 2000, total capital expenditures related to the Company's SAP implementation totaled approximately $1.8 million. At the end of 1998, the Company had completed Phase I of this project with the successful implementation of certain modules of the SAP ERP system. During the three months ended April 3, 1999, the Company began Phase II of this project, which involves the implementation of certain other modules of SAP, including sales, manufacturing and distribution related modules. Expenditures remaining through the targeted go-live date of July 3, 2000 are expected to approximate $1.5 million to $2.0 million. After go-live, the Company expects to continue to incur certain capital expenditures and on-going expenses related to the implementation of SAP, however such expenditures are expected to be significantly less than those made in 1999 and in 2000 through the go-live date.

         Cash used in the development of certain intangible assets was $0.9 million for the three months ended April 1, 2000. This represents the costs of software capitalized as well as the direct purchase of certain intangible assets from third parties.

                          GENRAD, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Net cash provided by financing activities was $56.1 million for the three months ended April 1, 2000 compared to net cash used in financing activities of $0.1 million for the three months ended April 3, 1999. The change in cash provided by (used in) financing activities during the three months ended April 1, 2000 as compared to the three months ended April 3, 1999 is primarily attributable to the Company's borrowings during the three months ended April 1, 2000. Net borrowings totaled $63.7 million during the three months ended April 1, 2000, of which $45.0 million were related to acquisitions and $18.7 million related to general working capital. There was a decreased cash outlay of $1.4 million related to the Company's stock repurchase program for the three months ended April 1, 2000. Offsetting these increases was an incremental decrease in cash of $3.6 million related to proceeds from employee stock plans and additional payments on long-term debt of $5.3 million for the three months ended April 1, 2000.

STOCK REPURCHASE PROGRAM

         During the second quarter of 1998, the Company commenced a stock repurchase program whereby the Company will purchase, in the open market, shares of its stock. On January 28, 2000, an additional 2,500,000 shares were authorized to be repurchased, increasing the total shares authorized to 5,000,000. The Company intends to buy back its stock at times when the market price of the stock presents opportunities to do so and depending the Company's other cash requirements . The Company's stock repurchase plan is intended as a means to partially mitigate the dilutive impact of stock options. The Plan has been funded entirely through operating cash flow, however, the Company may if it considers it prudent, utilize its available credit facilities in connection with its stock repurchase program. Through April 1, 2000 and April 3, 1999, the Company had utilized approximately $36.0 and $18.7 million, respectively, to repurchase 2,195,600 and 1,225,600 shares of its common stock.

CREDIT FACILITY

         In March 2000, the Company re-negotiated its existing $50.0 million credit facility, increasing the total borrowings available to $125.0 million (the "new line"). The new line is supported by a syndicated group of banks and provides for up to $75.0 million to be utilized for acquisitions and $50.0 million to be used for general working capital purposes. The new line requires the Company to maintain certain leverage, operating cash flow and operating income covenants as well as non-financial operating covenants, as defined, and expires March 2004. The new line is collaterized by substantially all of the Company's assets. Certain borrowings on the line, primarily related to acquisitions, are payable quarterly while the remaining borrowings are payable on demand. The line bears interest at the lesser of the banks' prime rate plus 0.75% or LIBOR plus 1.75%, as determined from time to time by the banks. The interest rates on the credit facility at April 1, 2000 ranged from 8.06% to 9.75%. Under the terms of the new line, the Company is required to pay a commitment fee on the unused portion of the line ranging from 0.375% to 0.5% of the total unused portion of the line dependent on the Company's operating performance. At April 1, 2000, borrowings outstanding under the line totaled $63.7 million, of which $45.0 million was related to acquisitions and $18.7 million related to general working capital.

SUMMARY

         The Company's primary source of liquidity is internally generated funds and available credit facility. For the remainder of 2000, the Company anticipates it will fund its working capital and capital expenditure requirements, make principal and interest payments on its borrowings and meet its cash obligations from internally generated funds and from its available credit facility. As the Company continues to invest in new product developments and enhancements to existing products, it expects research and development expenditures to continue at approximately the same percentage of sales as prior fiscal years.

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

         The Company maintains development, sales and support facilities in several locations worldwide, including England, France, Germany, Switzerland, Singapore, and Mexico. A significant amount of the Company's business is conducted with companies located in these and other countries and certain transactions may be denominated in currencies other than the US dollar. As a result, the Company may experience transaction gains and losses as a result of currency fluctuations. In order to minimize its exposure to loss from changes in foreign currency exchange rates, the Company mitigates its risk using foreign currency forward exchange contracts. The Company's currency risk mitigation strategies are designed to reduce the Company's vulnerability to certain foreign currency exchange exposures. In executing its strategies, the Company actively monitors foreign currency exchange rates and executes foreign currency forward exchange contracts, primarily with financial institutions. These contracts serve to offset the impact of actual foreign currency changes, e.g. if currency rates changed with respect to a certain transaction resulting in a loss to the Company, the forward contract would be structured to result in a gain, thereby minimizing the actual loss incurred, if any.

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

THE YEAR 2000 ISSUE

         Many computer systems and other equipment with embedded chips or processors use only two digits to represent the year. Consequently, they may be unable to process certain dates before, during and after the Year 2000. As a result, entities are at risk for possible miscalculations or system failures causing disruptions in their operations. GenRad has evaluated its operations to assess modifications needed for this issue. In October 1999, GenRad completed a comprehensive worldwide program that identified and corrected potential material problems related to the Year 2000 in its products, information systems, infrastructure and manufacturing facilities. As of April 1, 2000, the Company had not been adversely effected from the Year 2000 issue.

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

STOCK COMPENSATION

         In March 2000, the Financial Accounting Standard Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation -- an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 and among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of previously fixed stock options or awards, and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The Company is still assessing the impact of FIN 44 on the Company's financial position or results of operations.

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

      10.1 Facility agreement dated June 26, 1997 between GenRad Limited and BankBoston, N.A. London Branch, incorporated by reference to Exhibit
           10.1 to the Company's report on Form 10- Q for the quarter ended June 28, 1997.

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

       27. Financial Data Schedule.

(b) There were no reports on Form 8-K filed during the three months ended April 1, 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       GenRad, Inc.

                                       By:             /s/ WALTER A. SHEPHARD
                                          ______________________________________

                                              Walter A. Shephard
                                              Vice President and
                                              Chief Financial Officer and Clerk

Date: May 16, 2000