Form 10-K/A
period 2000-01-01
GENRAD INC
filed 2000-06-26
CIK 40972

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A


(Mark One)

[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the fiscal year ended January 1, 2000.

[   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the transition period from _______________ to ___________________.


                           Commission File No.: 1-8045


                                  GENRAD, INC.
                              (Name of Registrant)


     MASSACHUSETTS                                     04-1360950
(State or Incorporation)                   (I.R.S. Employer Identification  No.)


                             7 TECHNOLOGY PARK DRIVE
                       WESTFORD, MASSACHUSETTS 01886-0033
                                 (978) 589-7000


           Securities Registered Pursuant to Section 12(g) of the Act:

                                      NONE


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. [ X ] Yes  [   ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K. [   ]

The aggregate market value of shares of Common Stock held by non-affiliates of the registrant as of March 24, 2000 was $444,582,661. As of March 24, 2000, 29,887,910 shares of the Common Stock of GenRad, Inc., $1.00 par value, were outstanding.

REQUIRED INFORMATION

In accordance with General Instruction F of Form 10-K and Rule 15d-21 of the Securities Act of 1934, as amended, GenRad, Inc. is filing this first amendment to its Annual Report on Form 10-K filed on March 31, 2000 to include as an exhibit the financial statements and schedules of the GenRad Choice Investment Plan.

Full title of the plan and the address of the plan, if different from that of the issuer named below:

                           GenRad Choice Investment Plan

Name of issuer of the securities held pursuant to the plan and the address of its principal executive offices:

                           GenRad, Inc.
                           7 Technology Park Drive
                           Westford, Massachusetts 01886

PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(2) The following schedules to the Consolidated Financial Statements of GenRad, Inc. and Subsidiaries are filed as part of this report:

     A.     Schedule II & Valuation and Qualifying Accounts +

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

             21       List of Subsidiaries.+

             23.1     Consent of PricewaterhouseCoopers LLP.+

             23.2     Consent of PricewaterhouseCoopers LLP, attached.

             27       Financial Data Schedule.+

             99 Financial Statements as of and for the years ended December 31, 1999 and 1998 and Additional Information Required for Form 5500 for the year ended December 31, 1999, attached.

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

+        Previously filed.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this first amendment to its Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this the 26th day of June, 2000.

                               GENRAD, INC.


                               By: /s/ Walter A. Shephard
                                  ---------------------------------------------
                                   Walter A. Shephard
                                   Chief Financial and Chief Accounting Officer