Form 10-Q
period 2000-07-01
GENRAD INC
filed 2000-08-15
CIK 40972

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

            /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED JULY 1, 2000

                                       OR

           / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                           COMMISSION FILE NO. 1-8045

                                  GENRAD, INC.
             (Exact name of registrant as specified in its charter)

                            ------------------------

                       MASSACHUSETTS                                       04-1360950
      (State or other jurisdiction of incorporation or          (I.R.S. Employer Identification
                       organization)                                        Number)

      7 TECHNOLOGY PARK DRIVE WESTFORD, MASSACHUSETTS                      01886-0033
          (Address of principal executive offices)                         (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (978) 589-7000

                            ------------------------

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: /X/ No: / /

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    29,981,725 shares of the Common Stock, $1 par value, were outstanding on August 10, 2000.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          GENRAD INC. AND SUBSIDIARIES
                         QUARTERLY REPORT ON FORM 10-Q
                        THREE MONTHS ENDED JULY 1, 2000
                               TABLE OF CONTENTS

                                                                                         PAGE
                                                                                       --------
PART I.       FINANCIAL INFORMATION
              Item 1:    Condensed Consolidated Financial Statements
                           Condensed Consolidated Statements of Operations...........      1
                           Condensed Consolidated Balance Sheets.....................      2
                           Condensed Consolidated Statements of Cash Flows...........      3
                           Notes to Condensed Consolidated Financial Statements......      5

              Item 2:    Management's Discussion and Analysis of Financial Condition
                         and Results of Operations...................................     12
PART II.      OTHER INFORMATION
              Item 4:    Submission of Matters to a Vote of Security Holders.........     26

              Item 6:    Exhibits and Reports on Form 8-K............................     26

                         Signatures..................................................     28

                                     PART I

              ITEM 1: CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          GENRAD INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                  (Unaudited)

                                                        THREE MONTHS ENDED     SIX MONTHS ENDED
                                                        -------------------   -------------------
                                                        JULY 1,    JULY 3,    JULY 1,    JULY 3,
                                                          2000       1999       2000       1999
                                                        --------   --------   --------   --------
REVENUE:
  Products............................................  $70,303    $46,069    $119,873   $82,752
  Services............................................   17,021     17,549      33,824    33,976
                                                        -------    -------    --------   -------
  Total revenue.......................................   87,324     63,618     153,697   116,728
COST OF REVENUE:
  Products............................................   40,740     22,806      67,996    37,188
  Services............................................   12,245     10,048      23,191    20,224
                                                        -------    -------    --------   -------
    Total cost of revenue.............................   52,985     32,854      91,187    57,412
                                                        -------    -------    --------   -------
Gross margin..........................................   34,339     30,764      62,510    59,316
OPERATING EXPENSES:
  Selling, general and administrative.................   20,329     16,323      38,103    32,624
  Research and development............................    7,237      4,788      12,991     9,472
  Amortization of acquisition-related intangible
    assets............................................    2,004        667       2,795     1,497
  Acquired in-process research and development........       --         --         500        --
  Restructuring benefit, net..........................       --         --      (2,479)       --
  Reorganization charges..............................    4,124         --       4,124        --
                                                        -------    -------    --------   -------
    Total operating expenses..........................   33,694     21,778      56,034    43,593
                                                        -------    -------    --------   -------
Operating income......................................      645      8,986       6,476    15,723
OTHER INCOME (EXPENSE):
  Interest income.....................................       59         30         124       157
  Interest expense....................................   (2,326)      (262)     (2,735)     (486)
  Other, net..........................................       10        100          52      (106)
                                                        -------    -------    --------   -------
    Total other income (expense)......................   (2,257)      (132)     (2,559)     (435)
                                                        -------    -------    --------   -------
Net income (loss) before income taxes.................   (1,612)     8,854       3,917    15,288
Income tax benefit (expense)..........................      581       (894)     13,130     2,994
                                                        -------    -------    --------   -------
Net income (loss).....................................  $(1,031)   $ 7,960    $ 17,047   $18,282
                                                        -------    -------    --------   -------

NET INCOME (LOSS) PER SHARE:
  Basic...............................................  $ (0.04)   $  0.28    $   0.61   $  0.64
                                                        =======    =======    ========   =======

  Diluted.............................................  $ (0.04)   $  0.27    $   0.60   $  0.62
                                                        =======    =======    ========   =======

WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic...............................................   28,073     28,518      28,105    28,392
                                                        =======    =======    ========   =======
  Diluted.............................................   28,073     29,480      28,551    29,412
                                                        =======    =======    ========   =======

  The Accompanying Notes are an Integral Part of These Condensed Consolidated
                             Financial Statements.

                          GENRAD INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                JULY 1,     JANUARY 1,
                                                                 2000          2000
                                                              -----------   ----------
                                                              (UNAUDITED)
                           ASSETS
CURRENT ASSETS:
Cash and cash equivalents...................................    $ 11,639     $  6,951
Accounts receivable, less allowance of $1,673 and $1,487....      93,011       81,276
Inventory...................................................      72,818       49,068
Deferred tax asset..........................................      15,665           --
Other current assets........................................       8,534        8,228
                                                                --------     --------
    Total current assets....................................     201,667      145,523
Property and equipment, net of accumulated depreciation of
  $44,526 and $41,751.......................................      51,597       43,194
Deferred tax asset..........................................      13,949       19,868
Intangible assets, net of accumulated amortization of
  $16,290 and $10,866.......................................      96,152       38,686
Other assets................................................       3,187        1,368
                                                                --------     --------
                                                                $366,552     $248,639
                                                                ========     ========

            LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Trade accounts payable......................................      21,264       21,841
Accrued liabilities.........................................      11,587        9,681
Deferred revenue............................................      10,854        9,388
Accrued compensation and employee benefits..................       8,504        6,750
Current portion of bank debt................................      50,440        2,353
                                                                --------     --------
    Total current liabilities...............................     102,649       50,013
Long-term portion of bank debt..............................      55,162        3,653
Accrued pension benefits....................................       8,969        9,175
Lease costs of excess facilities............................          50        3,922
Deferred revenue............................................       1,073        1,005
Other long-term liabilities.................................       4,353        4,036
                                                                --------     --------
    Total long-term liabilities.............................      69,607       21,791

Commitments and Contingencies

STOCKHOLDERS' EQUITY:
Common stock, $1.00 par value, 60,000 shares authorized;
  29,993 and 29,877 issued and outstanding at July 1, 2000
  and January 1, 2000, respectively.........................      29,993       29,877
Additional paid-in capital..................................     223,934      221,854
Treasury stock, net.........................................     (31,292)     (29,017)
Accumulated deficit.........................................     (27,019)     (44,066)
Accumulated other comprehensive loss........................      (1,320)      (1,813)
                                                                --------     --------
    Total stockholders' equity..............................     194,296      176,835
                                                                --------     --------
                                                                $366,552     $248,639
                                                                ========     ========

  The Accompanying Notes are an Integral Part of These Condensed Consolidated
                             Financial Statements.

                          GENRAD INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                               SIX MONTHS ENDED
                                                              -------------------
                                                              JULY 1,    JULY 3,
                                                                2000       1999
                                                              --------   --------
OPERATING ACTIVITIES:
Net income..................................................  $17,047    $18,282
Adjustments to reconcile net income to net cash provided by
  (used in) operating activities:
Depreciation and amortization...............................   10,614      6,401
Stock-based compensation....................................      312        306
Loss on disposal of property and equipment..................      245        392
Deferred tax asset..........................................  (13,757)    (4,500)
Lease costs of excess facilities, net.......................   (3,872)       (34)
Acquired in-process research and development................      500         --
Restructuring charges.......................................      986         --
Increase (Decrease) resulting from changes in operating
  assets and liabilities, net of effects of acquisitions:
Accounts receivable.........................................   (6,581)   (12,113)
Inventory...................................................  (16,876)   (18,413)
Other current assets........................................      550       (717)
Accounts payable............................................   (2,720)     7,523
Deferred revenue............................................    1,717      3,274
Accrued liabilities.........................................      118    (10,896)
Accrued compensation and employee benefits..................      949     (1,460)
Other, net..................................................   (1,736)    (1,096)
                                                              -------    -------
Net cash used in operating activities.......................  (12,504)   (13,051)

INVESTING ACTIVITIES:
Purchases of property and equipment.........................  (12,782)    (9,978)
Acquisitions, net of cash acquired..........................  (69,185)        --
Development of intangible assets............................   (1,619)    (2,965)
                                                              -------    -------
Net cash used in investing activities.......................  (83,586)   (12,943)

FINANCING ACTIVITIES:
Proceeds from credit facility, net..........................   99,224     14,422
Proceeds from employee stock plans..........................      818      8,595
Purchase of treasury stock..................................   (2,275)    (3,696)
                                                              -------    -------
Net cash provided by financing activities...................   97,767     19,321
Effect of exchange rates on cash and cash equivalents.......    3,011      2,474
                                                              -------    -------
Increase (Decrease) in cash and cash equivalents............    4,688     (4,199)
Cash and cash equivalents at beginning of period............    6,951     12,998
                                                              -------    -------
Cash and cash equivalents at end of period..................  $11,639    $ 8,799
                                                              =======    =======

  The Accompanying Notes are an Integral Part of These Condensed Consolidated
                             Financial Statements.

                          GENRAD INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

SUPPLEMENTAL DISCLOSURE OF FINANCING AND INVESTING ACTIVITIES:

    Cash outlay associated with the Company's acquisitions in 2000 totaled approximately $69.2 million.

    Fair value of assets acquired and liabilities assumed upon acquisition:

Accounts receivable, net....................................   $7,350
Inventory, net..............................................    8,021
Other current assets........................................    1,045
Property and equipment, net.................................    1,540
Other assets................................................      323
Trade accounts payable......................................    2,383
Accrued liabilities.........................................    1,132
Deferred revenue............................................       55
Current portion of long-term debt...........................      619
Accrued pensions and benefits...............................      134
Accrued compensation and employee benefits..................      977
Other long-term liabilities.................................    5,624

  The Accompanying Notes are an Integral Part of These Condensed Consolidated
                             Financial Statements.

                          GENRAD INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 1:  BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements of GenRad, Inc. ("GenRad" or "the Company") should be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended January 1, 2000, filed with the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary to present fairly the consolidated financial position at July 1, 2000 and January 1, 2000, the results of operations for the three and six months ended July 1, 2000 and July 3, 1999, and cash flows for the six months ended July 1, 2000 and July 3, 1999. Interim results are not necessarily indicative of the results for the full fiscal year.

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

NET INCOME (LOSS) PER SHARE

    The following table sets forth the computation of basic and diluted net income (loss) per share in accordance with Statement of Financial Accounting Standards No. 128 "Earnings per Share" for the three and six months ended July 1, 2000 and July 3, 1999, respectively (in thousands):

                                                       THREE MONTHS ENDED             SIX MONTHS ENDED
                                                   ---------------------------   ---------------------------
                                                   JULY 1, 2000   JULY 3, 1999   JULY 1, 2000   JULY 3, 1999
                                                   ------------   ------------   ------------   ------------
Net income (loss)................................    $(1,031)       $ 7,960        $17,047        $18,282
Basic: weighted average shares outstanding.......     28,073         28,518         28,105         28,392
Weighted average share equivalents...............         --            962            446          1,020
                                                     -------        -------        -------        -------
Diluted: weighted average shares outstanding.....     28,073         29,480         28,551         29,412
                                                     =======        =======        =======        =======

Basic net income (loss) per share................    $ (0.04)       $  0.28        $  0.61        $  0.64
                                                     =======        =======        =======        =======

Diluted net income (loss) per share..............    $ (0.04)       $  0.27        $  0.60        $  0.62
                                                     =======        =======        =======        =======

COMPREHENSIVE INCOME (LOSS)

    For the three and six months ended July 1, 2000, comprehensive income included changes in cumulative foreign currency translation adjustments of $0.3 and $0.5 million compared to $0.1 and $0.8 million for the three and six months ended July 3, 1999. Total comprehensive income (loss) for the three and six months ended July 1, 2000 totaled $(0.7) and $17.6 million compared to $8.1 and $19.1 million for the three and six months ended July 3, 1999. At July 1, 2000, accumulated other comprehensive loss totaled $1.3 million.

NOTE 2:  ACQUISITIONS

NICOLET IMAGING SYSTEMS AND SIERRA RESEARCH TECHNOLOGY

    On March 24, 2000, the Company acquired substantially all the assets of Nicolet Imaging Systems and the outstanding capital stock of Sierra Research Technology (collectively "NIS") located in San Diego,

                          GENRAD INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (Unaudited)

NOTE 2:  ACQUISITIONS (CONTINUED)
California and Westford, Massachusetts, respectively. The NIS business consists of two additional product suites for the Company, X-ray inspection technologies and repair/re-work equipment.

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

    The purchase price was allocated to the tangible and intangible assets of NIS as follows (in thousands):

Goodwill....................................................  $10,202
Developed technology........................................    4,500
Assembled workforce.........................................    2,550
Patents and trademarks......................................    6,400
Customer list...............................................    5,900
Acquired in-process research and development................      500
Assets, primarily accounts receivable and inventory.........   13,645
Liabilities assumed.........................................   (3,207)
                                                              -------
                                                              $40,490
                                                              =======

AUTODIAGNOS AB

    On April 12, 2000, the Company acquired substantially all of the outstanding capital stock of Autodiagnos AB ("Autodiagnos"). Autodiagnos is an automotive aftermarket diagnostic software and equipment vendor based in Stockholm, Sweden. It also maintains sales offices in England, the Netherlands, Germany and the United States.

    Consideration paid for Autodiagnos totaled $26.7 million in cash. Direct costs related to the acquisition totaled $0.7 million, consisting primarily of legal and accounting fees. The consideration paid was funded through the Company's credit facility. The transaction was accounted for as a purchase, and accordingly, the purchase price was allocated to the assets and liabilities assumed based on their respective fair values. Identified intangible assets are being amortized on a straight-line basis over a period of 4 to 10 years. Goodwill is being amortized on a straight-line basis over a period of 10 years. The results of Autodiagnos are included in the condensed consolidated financial statements beginning from the date of purchase.

                          GENRAD INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (Unaudited)

NOTE 2:  ACQUISITIONS (CONTINUED)
    The purchase price was allocated to the tangible and intangible assets of Autodiagnos as follows (in thousands):

Goodwill....................................................  $16,652
Developed technology........................................    6,570
Assembled workforce.........................................      594
Patents and trademarks......................................    1,686
Customer list...............................................    4,833
Assets, primarily accounts receivable, inventory and
  property and equipment....................................    3,239
Liabilities assumed.........................................   (6,157)
                                                              -------
                                                              $27,417
                                                              =======

PRO FORMA FINANCIAL INFORMATION

    The following unaudited pro forma financial information presents the combined results of operations of GenRad, NIS and Autodiagnos as if the acquisitions had occurred at the beginning of fiscal 2000 and 1999, respectively, after giving effect to the amortization of goodwill and other intangible assets but excluding the effects of the charge for acquired in-process research and development. The per share impact of the acquired in-process research and development charge totals $(0.02) for the six months ended July 1, 2000 and July 3, 1999. This unaudited pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the results of operations that actually would have been realized had the Company, NIS and Autodiagnos been a combined company during the specified periods. Additionally, they are not necessarily indicative of the results of future combined operations:

                                                SIX MONTHS ENDED   SIX MONTHS ENDED
                                                  JULY 1, 2000       JULY 3, 1999
                                                ----------------   ----------------
Revenue.......................................      $159,386           $134,324
Net income....................................      $ 14,154           $ 15,572
Net income per share:
  Basic.......................................      $   0.50           $   0.55
  Diluted.....................................      $   0.50           $   0.53

NOTE 3:  RESTRUCTURING CHARGES (BENEFIT)

    During the three months ended April 1, 2000, the Company implemented a restructuring plan in an effort to improve operating efficiencies. The plan involves closure of the Company's Portland, Oregon office and relocation of employees from the United States and Switzerland for the purpose of centralizing GRS segment operations in its current Atlanta, Georgia facility, and a management restructuring of the ADS segment in the Manchester, UK facility. This will result in a workforce reduction of approximately 25 employees, mainly consisting of engineering, marketing and training functions. In accordance with EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity", the Company recorded a restructuring charge during the three months ended April 1, 2000. The charge totaled approximately $1.0 million, and includes severance costs of $0.7 million to be completed during fiscal 2001 and exit costs of $0.3 million related to the facility closure with a lease term into fiscal

                          GENRAD INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (Unaudited)

NOTE 3:  RESTRUCTURING CHARGES (BENEFIT) (CONTINUED)
2005. For the six months ended July 1, 2000, there were $0.2 million of severance charges against the restructuring reserve.

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

NOTE 4:  REORGANIZATION CHARGES

    During the three months ended July 1, 2000, the Company implemented a reorganization plan in connection with the election of Robert M. Dutkowsky as Chairman, President and Chief Executive Officer (collectively "CEO"). As a result, the employment of certain members of management, including the then current CEO, was terminated. A charge of $4.1 million for severance costs to be completed during fiscal 2001 was recorded during the three months ended July 1, 2000. As of July 1, 2000, payments of $3.1 million were made against the reserve.

NOTE 5:  INVENTORY

    Inventory consists of the following at July 1, 2000 and January 1, 2000, respectively (in thousands):

                                                           JULY 1,    JANUARY 1,
                                                             2000        2000
                                                           --------   ----------
Raw materials............................................  $22,126      $13,247
Work in process..........................................   25,238       17,891
Finished goods...........................................   25,454       17,930
                                                           -------      -------
                                                           $72,818      $49,068
                                                           =======      =======

NOTE 6:  CONTINGENCIES

    The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to any such claims will not materially affect the results of operations or the financial position of the Company.

NOTE 7:  OPERATING SEGMENTS

    The following table illustrates, (in thousands), each of the Company's operating segments' operating income (loss) for the three and six months ended July 1, 2000 and July 3, 1999. The amounts provided herein are those utilized by the respective segment's President, in conjunction with the Company's President and Chief Executive Officer, in allocating resources and evaluating performance. GenRad's chief

                          GENRAD INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (Unaudited)

NOTE 7:  OPERATING SEGMENTS (CONTINUED)
operating decision makers do not utilize, nor does GenRad maintain, asset information or capital expenditures by segment, accordingly, such information is not presented herein.

                                                          EMS        ADS        GRS       TOTAL
                                                        --------   --------   --------   --------
Three months ended July 1, 2000:
  Revenue:
    Products..........................................  $ 49,347   $17,772    $ 3,184    $ 70,303
    Services..........................................     8,791     6,231      1,999      17,021
                                                        --------   -------    -------    --------
      Total revenue...................................  $ 58,138   $24,003    $ 5,183    $ 87,324
                                                        ========   =======    =======    ========

Operating income (loss)...............................  $ 15,093   $  (540)   $  (952)   $ 13,601
                                                        ========   =======    =======    ========

Three months ended July 3, 1999:
  Revenue:
    Products..........................................  $ 35,500   $ 9,055    $ 1,514    $ 46,069
    Services..........................................     8,241     5,876      3,432      17,549
                                                        --------   -------    -------    --------
      Total revenue...................................  $ 43,741   $14,931    $ 4,946    $ 63,618
                                                        ========   =======    =======    ========

Operating income (loss)...............................  $ 13,170   $ 2,596    $  (904)   $ 14,862
                                                        ========   =======    =======    ========

Six months ended July 1, 2000:
  Revenue:
    Products..........................................  $ 84,375   $30,507    $ 4,991    $119,873
    Services..........................................    16,565    12,970      4,289      33,824
                                                        --------   -------    -------    --------
      Total revenue...................................  $100,940   $43,477    $ 9,280    $153,697
                                                        ========   =======    =======    ========

Operating income (loss)...............................  $ 27,663   $  (481)   $(2,663)   $ 24,519
                                                        ========   =======    =======    ========

Six months ended July 3, 1999:
  Revenue:
    Products..........................................  $ 65,198   $11,099    $ 6,455    $ 82,752
    Services..........................................    15,650    12,326      6,000      33,976
                                                        --------   -------    -------    --------
      Total revenue...................................  $ 80,848   $23,425    $12,455    $116,728
                                                        ========   =======    =======    ========

Operating income......................................  $ 22,516   $ 3,816    $   353    $ 26,685
                                                        ========   =======    =======    ========

                          GENRAD INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (Unaudited)

NOTE 7:  OPERATING SEGMENTS (CONTINUED)
    A reconciliation of the totals reported for the operating segments to net income (loss) before income taxes in the condensed consolidated financial statements is as follows:

                                                          THREE MONTHS ENDED     SIX MONTHS ENDED
                                                          -------------------   -------------------
                                                          JULY 1,    JULY 3,    JULY 1,    JULY 3,
                                                            2000       1999       2000       1999
                                                          --------   --------   --------   --------
Operating income:
  Total for reportable segments.........................  $13,601    $14,862    $24,519    $26,685
  Corporate expenses (a)................................  (12,956)    (5,876)   (18,043)   (10,962)
                                                          -------    -------    -------    -------
  Operating income per condensed consolidated financial
    statements..........................................      645      8,986      6,476     15,723
  Other income (expense), net...........................   (2,257)      (132)    (2,559)      (435)
                                                          -------    -------    -------    -------
Net income (loss) before income taxes...................  $(1,612)   $ 8,854    $ 3,917    $15,288
                                                          =======    =======    =======    =======

------------------------

(a) Includes amortization of capitalized software, corporate research and development and other charges.

NOTE 8:  TREASURY STOCK

    During the second quarter of 1998, the Company commenced a stock repurchase program whereby the Company will purchase, in the open market, shares of its stock. On January 28, 2000, an additional 2,500,000 shares were authorized to be repurchased, increasing the total shares authorized to 5,000,000. The Company intends to buy back its stock at times when the market price of the stock presents opportunities to do so, and depending on the Company's other cash requirements. The Company's stock repurchase plan is intended as a means to partially mitigate the dilutive impact of stock options. The Plan has been funded entirely through operating cash flow, however, the Company may if it considers it prudent, utilize its available credit facilities in connection with its stock repurchase program. Through July 1, 2000 and July 3, 1999, the Company had utilized approximately $36.0 and $18.7 million, respectively, to repurchase 2,195,600 and 1,225,600 shares of its common stock.

NOTE 9:  CREDIT FACILITY

    In March 2000, the Company re-negotiated its existing $50.0 million credit facility, increasing the total borrowings available to $125.0 million (the "new line"). The new line is supported by a syndicated group of banks and provides for up to $75.0 million to be utilized for acquisitions and $50.0 million to be used for general working capital purposes. The new line requires the Company to maintain certain leverage, operating cash flow and operating income covenants as well as non-financial operating covenants, as defined, and expires March 2004. The new line is collaterized by substantially all of the Company's assets. Certain borrowings on the line, primarily related to acquisitions, are payable quarterly while the remaining borrowings are payable on demand. The line bears interest at the lesser of the banks' prime rate plus 0.75% or LIBOR plus 1.75%, as determined from time to time by the banks. The interest rates on the credit facility at July 1, 2000 ranged from 8.06% to 9.75%. Under the terms of the new line, the Company is required to pay a commitment fee on the unused portion of the line ranging from 0.375% to 0.5% of the total unused portion of the line dependent on the Company's operating performance. At July 1, 2000, borrowings outstanding under the line totaled $104.7 million, of which $71.3 million was related to acquisitions and $33.4 million related to general working capital.

                          GENRAD INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (Unaudited)

NOTE 10:  INCOME TAXES

    During the three months ended April 1, 2000 and April 3, 1999, the Company reversed a portion of its deferred tax asset valuation allowance resulting in a tax benefit of $14.5 million and $4.5 million, respectively. These were recorded due to management's expectations of future income and expected utilization of the Company's domestic and foreign net operating loss carryforwards.

NOTE 11:  IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

REVENUE RECOGNITION

    In December 1999, the United States Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" subsequently updated by SAB 101A and SAB 101B ("SAB 101"). SAB 101 summarizes certain of the SEC's view in applying generally accepted accounting principles to revenue recognition in financial statements. The Company is required to adopt SAB 101 no later than the fourth quarter of fiscal 2000.

STOCK COMPENSATION

    In March 2000, the Financial Accounting Standard Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation--an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 and among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of previously fixed stock options or awards, and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

                         GENRAD, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

    GenRad, Inc. ("GenRad" or "the Company") is a leading global manufacturing solutions company. GenRad designs, manufactures and markets integrated hardware and software solutions that enable the successful manufacture, test and service for microprocessors and other electronic devices and components. The Company operates primarily in the United States, Western Europe and Southeast Asia through its three business segments, Electronic Manufacturing Solutions ("EMS"), Advanced Diagnostic Solutions ("ADS") and GR Software ("GRS").

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

    GRS develops and markets product solutions and services to companies wishing to achieve and maintain control over manufacturing processes. GRS' flagship product, Shop Floor Data Manager-TM- ("SFDM"), manages a business's process information necessary to manufacture products according to plan. SFDM also enables the shop floor to communicate with a company's ERP systems to have a real time direct impact on a business's manufacturing operations.

                         GENRAD, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    The following table sets forth, for the periods indicated, the percentage of total revenue represented by certain items in the Company's Condensed Consolidated Statements of Operations.

                                                                 THREE MONTHS           SIX MONTHS
                                                                     ENDED                 ENDED
                                                              -------------------   -------------------
                                                              JULY 1,    JULY 3,    JULY 1,    JULY 3,
                                                                2000       1999       2000       1999
                                                              --------   --------   --------   --------
Total revenue...............................................   100.0%     100.0%     100.0%     100.0%
Cost of revenue.............................................    60.7%      51.7%      59.3%      49.2%
                                                               -----      -----      -----      -----
Gross margin................................................    39.3%      48.3%      40.7%      50.8%
Selling, general and administrative.........................    23.3%      25.7%      24.8%      27.9%
Research and development....................................     8.3%       7.5%       8.5%       8.1%
Amortization of acquisition-related intangible assets.......     2.3%       1.0%       1.8%       1.3%
Acquired in-process research and development................      --         --        0.3%        --
Restructuring benefit, net..................................      --         --       (1.6)%       --
Reorganization charges......................................     4.7%        --        2.7%        --
                                                               -----      -----      -----      -----
      Total operating expenses..............................    38.6%      34.2%      36.5%      37.3%
                                                               -----      -----      -----      -----
Operating income............................................     0.7%      14.1%       4.2%      13.5%
Other income (expense)......................................    (2.6)%     (0.2)%     (1.6)%     (0.4)%
Income tax benefit (expense)................................     0.7%      (1.4)%      8.5%       2.6%
                                                               -----      -----      -----      -----
Net income (loss)...........................................    (1.2)%     12.5%      11.1%      15.7%
                                                               =====      =====      =====      =====

THREE MONTHS ENDED JULY 1, 2000 VS. THREE MONTHS ENDED JULY 3, 1999

ORDERS AND BACKLOG

    Orders for the Company's products and services decreased to $78.8 million for the three months ended July 1, 2000 from $96.0 million for the three months ended July 3, 1999. Excluding orders of Nicolet Imaging Systems and Sierra Research Technology (collectively "NIS") and Autodiagnos AB ("Autodiagnos"), which were completed on March 24, 2000 and April 12, 2000 respectively, orders totaled $69.5 million for the three months ended July 1, 2000. EMS orders totaled $59.0 million for the three months ended July 1, 2000 compared to $43.8 million for the three months ended July 3, 1999. Excluding orders of NIS, EMS orders totaled $51.2 million for the three months ended July 1, 2000. ADS orders totaled $16.5 million for the three months ended July 1, 2000 compared to $45.6 million for the three months ended July 3, 1999. Excluding orders of Autodiagnos, ADS orders totaled $15.0 million for the three months ended
July 1, 2000. GRS orders totaled $3.3 million for the three months ended
July 1, 2000 compared to $6.6 million for the three months ended July 3, 1999.

    EMS orders increased $7.4 million for the three months ended July 1, 2000 compared to the comparable period ended July 3, 1999 when excluding orders of NIS. This was primarily due to strengthening demand for the segment's in-circuit products and fixture programming business. Orders for these products increased $6.2 million and $1.6 million, respectively, during the three months ended
July 1, 2000 as compared to the comparable period ended July 3, 1999. These increases were partially offset by a $0.4 million decrease for orders of the Company's functional test products. ADS orders decreased $30.6 million for the three months ended July 1, 2000 compared to the comparable period ended July 3,

                         GENRAD, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1999 when excluding orders of Autodiagnos. This decrease is mainly attributable to orders received during the three months ended July 3, 1999 related to the launch of the Company's WDS 3500 product for The Ford Motor Company ("Ford"). This decrease was offset by an increase in orders of $3.0 million related to additional WDS business, for which there were no orders in 1999. The decrease of $3.3 million in GRS orders reflects the significant sales cycle for GRS's products and the timing of significant customer orders.

    North American orders totaled $44.4 million for the three months ended
July 1, 2000 compared to $58.8 million for the three months ended July 3, 1999. European orders totaled $24.8 million for the three months ended July 1, 2000 compared to $31.7 million for the three months ended July 3, 1999. Asian orders totaled $9.6 million for the three months ended July 1, 2000 compared to $5.5 million for the three months ended July 3, 1999.

    North American orders decreased $14.4 million for the three months ended July 1, 2000 compared to the comparable period ended July 3, 1999. Excluding orders of NIS, North American orders decreased $20.0 million. This decrease was primarily due to the launch of the Company's WDS 3500 product for Ford during the three months ended July 3, 1999. For the three months ended July 1, 2000, there was an incremental decrease in Ford North American orders of $27.4 million from the three months ended July 3, 1999. There were also incremental decreases of orders in the non-WDS portion of the ADS business and GRS of $0.6 million and $3.3 million. These decreases were offset by increased EMS North American orders of $9.0 million due to strengthening demand in all areas of the segment and a geographic shift of orders from the Company's large contract manufacturers, and $2.3 million of non-Ford WDS orders, for which there were no orders in 1999.

    European orders decreased $6.9 million for the three months ended July 1, 2000 compared to the comparable period ended July 3, 1999. Excluding orders of NIS and Autodiagnos, European orders decreased $8.8 million. This decrease was partially attributable to the launch of the Company's WDS 3500 product for Ford during the three months ended July 3, 1999. For the three months ended July 1, 2000, there was an incremental decrease in Ford European orders of $4.6 million from the three months ended July 3, 1999. There were also incremental decreases in European orders of other business in the ADS segment of $2.7 million, and in the EMS segment of $2.0 million from a geographic shift of orders from the Company's large contract manufacturers. These decreases were offset by European orders of $0.5 million of other WDS business, for which there were no orders in 1999.

    Backlog totaled $39.4 million at July 1, 2000 compared to $48.0 and $30.9 million at April 1, 2000 and January 1, 2000. Excluding backlog of NIS and Autodiagnos, ending backlog totaled $37.5 million at July 1, 2000 compared to $45.3 million at April 1, 2000. The Company believes that a substantial portion of backlog at July 1, 2000 will be shipped during the three months ended September 30, 2000.

REVENUE

    Product revenue increased to $70.3 million for the three months ended
July 1, 2000 from $46.1 million for the three months ended July 3, 1999. Excluding revenue of NIS and Autodiagnos, product revenue totaled $61.1 million for the three months ended July 1, 2000. EMS product revenue totaled
$49.3 million for the three months ended July 1, 2000 compared to $35.5 million for the three months ended July 3, 1999. Excluding revenue of NIS, EMS product revenue totaled $41.6 million for the three months ended July 1, 2000. ADS product revenue totaled $17.8 million for the three months ended July 1, 2000 compared to $9.1 million for the three months ended July 3, 1999. Excluding revenue of Autodiagnos, ADS product revenue totaled $16.3 million for the three months ended July 1, 2000. GRS product revenue totaled

                         GENRAD, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

$3.2 million for the three months ended July 1, 2000 compared to $1.5 million for the three months ended July 3, 1999.

    EMS product revenue increased $6.1 million for the three months ended
July 1, 2000 compared to the comparable period ended July 3, 1999 when excluding product revenue of NIS. The increase was due to $6.4 million incremental product revenue related to the Company's in-circuit test products and $0.9 million in its fixture programming business primarily due to strengthening demand in those areas. These increases were offset by a decrease of $1.2 million related to the Company's functional test products.

    ADS product revenue increased $7.2 million for the three months ended
July 1, 2000 compared to the comparable period ended July 3, 1999 when excluding product revenue of Autodiagnos. The increase is attributable to non-Ford WDS business of $6.6 million, for which there was no product revenue in 1999, and incremental ADS revenues of $3.1 million. These increases were offset by an incremental decrease of $2.5 million related to the Company's WDS 3500 product with Ford, which contributed $4.0 million of product revenue during the three months ended July 1, 2000. For the three months ended July 1, 2000 the Company shipped approximately 670 WDS units. The Company expects to derive significant revenues from Ford related to its WDS 3500 product for the remainder of 2000 and beyond. However, the Company does not anticipate a unit count approaching the unit count during the twelve months ended January 1, 2000 in any future twelve month period, or compared to the Company's original estimate for the year 2000.

    The increase of approximately $1.7 million in GRS product revenue reflects the completion of significant customer orders, which have a lengthy sales cycle involved in selling the segment's products.

    Service revenue decreased to $17.0 million for the three months ended July 1, 2000 from $17.5 million for the three months ended July 3, 1999. Excluding revenue of NIS, service revenue totaled $16.2 million for the three months ended July 1, 2000. EMS service revenue totaled $8.8 million for the three months ended July 1, 2000 compared to $8.2 million for the three months ended July 3, 1999. Excluding revenue of NIS, EMS service revenue totaled $8.0 million for the three months ended July 1, 2000. ADS service revenue totaled $6.2 million for the three months ended July 1, 2000 compared to $5.9 million for the three months ended July 3, 1999. GRS service revenue totaled $2.0 million for the three months ended July 1, 2000 compared to $3.4 million for the three months ended July 3, 1999.

    EMS service revenue decreased $0.2 million for the three months ended
July 1, 2000 compared to the comparable period ended July 3, 1999 when excluding service revenues related to the acquisition of NIS. The decrease was attributable to decrease of $0.6 million related to the Company's high-end in-circuit test systems, partially offset by a $0.4 million increase in service revenue from the Company's fixture programming business. The increase in ADS service revenue of $0.3 million was due to $2.4 million of incremental service revenue related to the WDS 3500 product, offset by a decline in ADS service revenue of $2.1 million due to the completion of a service contract for a product that preceded the WDS 3500 product. The decline in GRS service revenue of $1.4 million reflects the timing of significant customer orders.

    Revenue from international markets increased to $46.2 million, or 53.0% of revenue, for the three months ended July 1, 2000 from $33.2 million, or 52.2% of revenue, for the three months ended July 3, 1999. The increase in international revenue in dollars, and as a percentage of total revenue, reflects revenues related to the WDS 3500 product and the expansion of the Company's products and services in Europe. Revenues from international markets are subject to the risks of currency fluctuations.

                         GENRAD, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GROSS MARGINS

    Product margins were $29.6 million, or 42.1%, for the three months ended July 1, 2000 compared to $23.3 million, or 50.5%, for the three months ended July 3, 1999. The increased product margins in dollars partially reflect the acquisitions of NIS and Autodiagnos, which contributed $3.7 million in product margins for the three months ended July 1, 2000. Additionally there were increases in product margins of $3.4 million in the remaining EMS segment primarily from improving margins in the Company's high-end in-circuit products and $1.7 million in the GRS segment due to product sales during the three months ended July 1, 2000, for which there were none during the three months ended
July 3, 1999. These increases were offset by a decline in ADS product margins of $1.8 million and increased amortization costs of capitalized software and product related intangible assets of $0.7 million during the three months ended July 1, 2000 compared to the three months ended July 3, 1999.

    As a percentage of product revenue, product margins declined to 42.1% for the three months ended July 1, 2000 from 50.5% for the three months ended
July 3, 1999. The decrease reflects the significantly lower margins realized on the WDS 3500 product compared to the Company's higher margin EMS and GRS products.

    Inventory turnover for the three months ended July 1, 2000 increased to 2.3 times (annualized) as compared to 2.1 times (annualized) for the three months ended July 3, 1999. The increase is primarily related to turnover of the WDS 3500 product outside of the Ford contract. Excluding inventory related to the Company's contract with Ford, inventory turnover for the three months ended July 1, 2000 increased to 3.1 times (annualized) as compared to 2.7 times (annualized) for the three months ended July 3, 1999.

    Service margins were $4.8 million, or 28.1%, for the three months ended
July 1, 2000 compared to $7.5 million, or 42.7%, for the three months ended
July 3, 1999. The decrease in service margins, in dollars and as a percentage of revenue, is primarily attributable to declining margins in the ADS segment which reflects the competitive market conditions in the markets that ADS competes.

OPERATING EXPENSES

    Selling, general and administrative expenses increased to $20.3 million, or 23.3% of total revenue, for the three months ended July 1, 2000 from $16.3 million, or 25.7% of total revenue, for the three months ended July 3, 1999. Excluding expenses of NIS and Autodiagnos, selling, general and administrative expenses totaled $18.3 million during the three months ended
July 1, 2000. The increase in selling, general and administrative expenses in dollars is primarily attributable to additional expenses to support the Company's increased revenues during the three months ended July 1, 2000 from the comparable year ago period and the Company's new European office.

    Research and development expenses increased to $7.2 million, or 8.3% of total revenue, for the three months ended July 1, 2000 from $4.8 million, or 7.5% of total revenue, for the three months ended July 3, 1999. Excluding expenses of NIS and Autodiagnos, research and development expenses totaled
$5.5 million for the three months ended July 1, 2000. The increase in research and development expenses primarily reflects the Company's efforts to enter the automotive aftermarket and on-going new product development efforts in the GRS segment. There was a decrease in capitalized software costs of $0.9 million for the three months ended July 1, 2000 compared to the three months ended July 3, 1999.

    During the three months ended July 1, 2000, on-going research and development projects continued for improvements in in-circuit and functional test equipment software, and system enhancements to the

                         GENRAD, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Company's GRS suite of products. The Company expects to continue to invest in new product development and enhancements to its existing products.

    Amortization of acquisition-related intangible assets totaled $2.0 million, or 2.3% of total revenue, for the three months ended July 1, 2000, compared to $0.7 million, or 1.0% of total revenue, for the three months ended July 3, 1999. The increase in dollars, and as a percentage of revenue, is attributable to the acquisitions of NIS and Autodiagnos in fiscal 2000. The Company anticipates that amortization of acquisition-related intangible assets will increase for the third quarter of fiscal 2000 in comparison to the three months ended July 1, 2000 and then stabilize.

    Interest expense was $2.3 million for the three months ended July 1, 2000 compared to $0.3 million for the three months ended July 3, 1999 reflecting increased borrowings on its credit facility.

    The Company recorded a net tax benefit of $0.6 million for the three months ended July 1, 2000 compared to a net income tax expense of $0.9 million for the three months ended July 3, 1999. The decrease in the income tax provision is caused by an increase of the effective tax rate in fiscal 2000 as compared to fiscal 1999 and recording a net loss before income taxes during the three months ended July 1, 2000 compared to net income before income taxes during the three months ended July 3, 1999.

SIX MONTHS ENDED JULY 1, 2000 VS. SIX MONTHS ENDED JULY 3, 1999

ORDERS AND BACKLOG

    Orders for the Company's products and services increased to $158.9 million for the six months ended July 1, 2000 from $155.3 million for the six months ended July 3, 1999. Excluding orders of NIS and Autodiagnos, orders totaled $148.3 million for the six months ended July 1, 2000. EMS orders totaled
$101.9 million for the six months ended July 1, 2000 compared to $88.2 million for the six months ended July 3, 1999. Excluding orders of NIS, EMS orders totaled $92.8 million for the six months ended July 1, 2000. ADS orders totaled $47.7 million for the six months ended July 1, 2000 compared to $53.1 million for the six months ended July 3, 1999. Excluding orders of Autodiagnos, ADS orders totaled $46.2 million for the six months ended July 1, 2000. GRS orders totaled $9.3 million for the six months ended July 1, 2000 compared to $14.0 million for the six months ended July 3, 1999.

    EMS orders increased $4.6 million for the six months ended July 1, 2000 compared to the comparable period ended July 3, 1999 when excluding orders of NIS. This increase was driven by strengthening demand for the segment's in-circuit and functional test products. Orders for these products increased $4.3 million and $2.1 million, respectively, during the six months ended
July 1, 2000 as compared to the comparable period ended July 3, 1999. These increases were partially offset by a $1.5 million decrease in orders of the Company's fixture programming business and an incremental decrease in orders of $0.3 million for the Company's GR Pilot product. ADS orders decreased
$6.9 million for the six months ended July 1, 2000 compared to the comparable period ended July 3, 1999 when excluding orders of Autodiagnos. The decrease is attributable to orders received during the three months ended July 3, 1999 relating to the launch of the Company's WDS 3500 product for Ford. This was offset by increases in orders of $12.5 million related to non-Ford WDS business, for which there were no orders in 1999, and an incremental increase of $2.0 million in the remainder of the ADS business. The decrease of $4.7 million in GRS orders reflects the significant sales cycle for GRS's products and the timing of significant customer orders.

    North American orders totaled $79.4 million for the six months ended
July 1, 2000 compared to $90.6 million for the six months ended July 3, 1999. European orders totaled $64.6 million for the six

                         GENRAD, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

months ended July 1, 2000 compared to $55.3 million for the six months ended July 3, 1999. Asian orders totaled $14.9 million for the six months ended July 1, 2000 compared to $9.4 million for the six months ended July 3, 1999.

    North American orders decreased $11.2 million for the six months ended
July 1, 2000 compared to the comparable period ended July 3, 1999. Excluding orders of NIS, North American orders decreased $18.0 million. This decrease was primarily due to orders of the Company's WDS 3500 product for Ford, which resulted in an incremental decrease of $25.5 million during the six months ended July 1, 2000. In addition, there was an incremental decrease in GRS North American orders of $5.2 million. These decreases were offset by increases in EMS North American orders of $9.5 million due to strengthening demand in all product areas and a geographic shift of orders from the Company's large contract manufacturers, and $3.2 million of other business in the Company's ADS segment.

    European orders increased $9.3 million for the six months ended July 1, 2000 compared to the comparable period ended July 3, 1999. Excluding orders of NIS and Autodiagnos, European orders increased $7.4 million. This increase is primarily attributable to orders of the Company's WDS 3500 product for Ford, which contributed $1.9 million in incremental European orders during the six months ended July 1, 2000, and additional non-Ford WDS orders of $5.4 million. There were also incremental increases in European orders of other business in the ADS segment of $4.7 million from increased demand for the segment's hardware products, and in the GRS segment of $0.3 million. These increases were offset by a decrease in EMS European orders of $4.9 million due to a decrease in orders in the fixture programming business and the Company's GR Pilot product, as well as a geographic shift of the Company's large contract manufacturers.

REVENUE

    Product revenue increased to $119.9 million for the six months ended
July 1, 2000 from $82.8 million for the six months ended July 3, 1999. Excluding revenue of NIS and Autodiagnos, product revenue totaled $108.9 million for the six months ended July 1, 2000. EMS product revenue totaled $84.4 million for the six months ended July 1, 2000 compared to $65.2 million for the six months ended July 3, 1999. Excluding revenue of NIS, EMS product revenue totaled
$74.9 million for the six months ended July 1, 2000. ADS product revenue totaled $30.5 million for the six months ended July 1, 2000 compared to $11.1 million for the six months ended July 3, 1999. Excluding revenue of Autodiagnos, ADS product revenue totaled $29.0 million for the six months ended July 1, 2000. GRS product revenue totaled $5.0 million for the six months ended July 1, 2000 compared to $6.5 million for the six months ended July 3, 1999.

    EMS product revenue increased $9.7 million for the six months ended July 1, 2000 compared to the comparable period ended July 3, 1999 when excluding product revenue of NIS. The increase was due to $10.0 million in incremental product revenue related to the Company's high-end in-circuit test products and $1.3 million in its fixture programming business. These increases were offset by decreases of the segment's GR Pilot product and functional test products of $0.7 and $0.9 million, respectively.

    ADS product revenue increased $17.9 million for the six months ended
July 1, 2000 compared to the comparable period ended July 3, 1999 when excluding product revenue of Autodiagnos. The increase in ADS product revenue is attributable to revenues related to the Company's WDS 3500 product with Ford, which contributed $6.3 million of incremental product revenue during the six months ended July 1, 2000, other WDS business of $7.2 million and incremental ADS revenues of $4.4 million. For the six months ended July 1, 2000, the Company shipped approximately 2,000 WDS units. The Company expects to derive significant revenues from Ford related to its WDS 3500 product for the remainder of 2000 and beyond.

                         GENRAD, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

However, the Company does not anticipate a unit count approaching the unit count during the twelve months ended January 1, 2000 in any future twelve month period, or compared to the Company's original estimate for the year 2000.

    The decline of approximately $1.5 million in GRS product revenue reflects the timing of significant customer orders as well as the lengthy sales cycle involved in selling the segment's products.

    Service revenue decreased to $33.8 million for the six months ended July 1, 2000 from $34.0 million for the six months ended July 3, 1999. Excluding revenue of NIS, service revenue totaled $32.9 million for the six months ended July 1, 2000. EMS service revenue totaled $16.6 million for the six months ended
July 1, 2000 compared to $15.7 million for the six months ended July 3, 1999. Excluding revenue of NIS, EMS service revenue totaled $15.7 million for the six months ended July 1, 2000. ADS service revenue totaled $12.9 million for the six months ended July 1, 2000 compared to $12.3 million for the six months ended July 3, 1999. GRS service revenue totaled $4.3 million for the six months ended July 1, 2000 compared to $6.0 million for the six months ended July 3, 1999.

    The stability of EMS service revenue was attributable to an increase of $0.4 million related to the Company's fixture programming business, offset by decreases in the segment's other products. The increase in ADS services revenue of $0.6 million was due to $4.7 million service revenue related to the WDS 3500 product, offset by a decline in the remainder of the ADS business of $4.1 million due to the completion of a service contract for a product that preceded the WDS 3500 product. The decline in GRS service revenue of $1.7 million reflects the timing of significant customer orders.

    Revenue from international markets increased to $85.6 million, or 55.7% of revenue, for the six months ended July 1, 2000 from $58.6 million, or 50.2% of revenue, for the six months ended July 3, 1999. The increase in international revenue in dollars, and as a percentage of total revenue, reflects the Company's revenues related to the WDS 3500 product and the expansion of the Company's products and services in Europe. Revenues from international markets are subject to the risks of currency fluctuations.

GROSS MARGINS

    Product margins were $51.9 million, or 43.3%, for the six months ended July 1, 2000 compared to $45.6 million, or 55.1%, for the six months ended July 3, 1999. The increase in product margins in dollars reflect the acquisitions of NIS and Autodiagnos, which contributed $4.2 million in product margins for the six months ended July 1, 2000, and an increase in product margins of $7.2 million in the remaining EMS segment primarily from improving margins in the Company's high-end in-circuit products. These increases were offset by declines in GRS and ADS product margins of $1.3 million and $2.1 million, respectively, and increased amortization costs of capitalized software and product related intangible assets of $1.7 million during the six months ended July 1, 2000 compared to the six months ended July 3, 1999.

    As a percentage of product revenue, product margins declined to 43.3% for the six months ended July 1, 2000 from 55.1% for the six months ended July 3, 1999. The decrease reflects the significantly lower margins realized on the WDS 3500 product compared to the Company's higher margin EMS and GRS products.

    Inventory turnover for the six months ended July 1, 2000 increased to 2.1 times (annualized) as compared to 1.8 times (annualized) for the six months ended July 3, 1999. The increase is primarily related to turnover of the WDS 3500 product. Excluding inventory related to the Company's contract with Ford, inventory turnover was 2.6 (annualized) for the six months ended July 1, 2000 and July 3, 1999.

                         GENRAD, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Service margins were $10.6 million, or 31.4%, for the six months ended
July 1, 2000 compared to $13.8 million, or 40.5%, for the six months ended
July 3, 1999. The decrease in service margins, in dollars and as a percentage of revenue, is primarily attributable to declining margins in the ADS segment which reflects the competitive market conditions in the markets that ADS competes.

OPERATING EXPENSES

    Selling, general and administrative expenses increased to $38.1 million, or 24.8% of total revenue, for the six months ended July 1, 2000 from $32.6 million, or 28.0% of total revenue, for the six months ended July 3, 1999. Excluding expenses of NIS and Autodiagnos, selling, general and administrative expenses totaled $35.1 million during the six months ended July 1, 2000. The increase in selling, general and administrative expenses in dollars is primarily attributable to additional expenses to support the Company's increased revenues during the six months ended July 1, 2000 from the comparable year ago period and the Company's new European offices.

    Research and development expenses increased to $13.0 million, or 8.5% of total revenue, for the six months ended July 1, 2000 from $9.5 million, or 8.1% of total revenue, for the six months ended July 3, 1999. Excluding expenses of NIS and Autodiagnos, research and development expenses totaled $11.4 million for the six months ended July 1, 2000. The increase in research and development expenses primarily reflects the Company's efforts to enter the automotive aftermarket and on-going new product development efforts in the GRS segment. There was a decrease in capitalized software costs of $1.4 million for the six months ended July 1, 2000 compared to the six months ended July 3, 1999.

    During the six months ended July 1, 2000, on-going research and development projects continued for improvements in in-circuit and functional test equipment software, and system enhancements to the Company's GRS suite of products. The Company expects to continue to invest in new product development and enhancements to its existing products.

    Amortization of acquisition-related intangible assets totaled $2.8 million, or 1.8% of total revenue, for the six months ended July 1, 2000, compared to $1.5 million, or 1.3% of total revenue, for the six months ended July 3, 1999. The increase in dollars, and as a percentage of revenue, is attributable to the acquisitions of NIS and Autodiagnos in fiscal 2000. The Company anticipates that amortization of acquisition-related intangible assets will increase for the third quarter of fiscal 2000 in comparison to the first two quarters of fiscal 2000 and then stabilize.

    Interest expense was $2.7 million for the six months ended July 1, 2000 compared to $0.5 million for the six months ended July 3, 1999 reflecting increased borrowings on its credit facility.

    The Company recorded a net tax benefit of $13.1 million for the six months ended July 1, 2000 compared to a net income tax benefit of $3.0 million for the six months ended July 3, 1999. The recorded income tax benefit of $13.1 million results primarily from a reversal of a portion of the Company's deferred tax asset valuation allowance totaling $14.5 million which was recorded during the three months ended April 1, 2000 due to management's expectations of future income and expected utilization of the Company's domestic and foreign net operating loss carryforwards. Excluding the reversal of a portion of the deferred tax asset valuation allowance, the income tax provision decreased to $1.4 million for the six months ended July 1, 2000 from $1.5 million for the six months ended July 3, 1999. The decrease in the income tax provision is caused by lower net income before income taxes during the six months ended July 1, 2000, offset by an increase of the effective tax rate in fiscal 2000 as compared to fiscal 1999.

                         GENRAD, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ACQUISITION OF AUTODIAGNOS AB

    On April 12, 2000, the Company acquired substantially all of the outstanding capital stock of Autodiagnos AB ("Autodiagnos"). Autodiagnos is an automotive aftermarket diagnostic software and equipment vendor based in Stockholm, Sweden. It also maintains sales offices in England, the Netherlands, Germany and the United States.

    Consideration paid for Autodiagnos totaled $26.7 million in cash. Direct costs related to the acquisition totaled $0.7 million, consisting primarily of legal and accounting fees. The consideration paid was funded through the Company's credit facility. The transaction was accounted for as a purchase, and accordingly, the purchase price was allocated to the assets and liabilities assumed based on their respective fair values. Consideration was allocated to the tangible and intangible assets of Autodiagnos as follows: goodwill
($16.6 million), developed technology ($6.6 million), assembled workforce
($0.6 million), patents and trademarks ($1.7 million), customer list
($4.8 million), and the net assets and liabilities assumed ($2.9) million. The results of Autodiagnos are included in the condensed consolidated financial statements beginning from the date of purchase.

REORGANIZATION CHARGES

    During the three months ended July 1, 2000, the Company implemented a reorganization plan in connection with the election of Robert M. Dutkowsky as Chairman, President and Chief Executive Officer (collectively "CEO"). As a result, the employment of certain members of management, including the then current CEO, was terminated. A charge of $4.1 million for severance costs to be completed during fiscal 2001 was recorded during the three months ended July 1, 2000. As of July 1, 2000, payments of $3.1 million were made against the reserve.

LIQUIDITY AND SOURCES OF CAPITAL

SOURCES AND USES OF CASH

    Cash and cash equivalents at July 1, 2000 totaled approximately
$11.6 million, compared to approximately $7.0 million at January 1, 2000. The current ratio at July 1, 2000 decreased to 2.0 from 2.9 at January 1, 2000. Net cash used in operating activities, net of effects of acquisitions, was $12.5 million for the six months ended July 1, 2000, compared to net cash used in operating activities of $13.1 million for the six months ended July 3, 1999.

    Net cash used in operating activities during the six months ended July 1, 2000 is primarily driven by a significant inventory investment of $16.9 million, which used incremental cash of $8.8 million related to the Ford WDS 3500 contract, an incremental change in deferred tax assets of $13.8 million, mainly from a reversal of a portion of the deferred tax asset valuation allowance, and an increase in accounts receivable of $6.6 million due to the increase in sales volume. These investments were partially funded by net income of $17.0 million and depreciation/amortization of $10.6 million.

    During the six months ended July 1, 2000, net cash used in investing activities was $83.6 million, compared to $12.9 million for the six months ended July 3, 1999. Capital expenditures totaled $12.8 million for the six months ended July 1, 2000 compared to $10.0 million for the six months ended July 3, 1999. Cash used in acquisitions, net of cash acquired, totaled $69.2 million for the six months ended July 1, 2000. Cash used in the development of certain intangible assets, including software, totaled $1.6 million for the six months ended July 1, 2000 compared to $3.0 million for the six months ended July 3, 1999.

                         GENRAD, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The increase in capital expenditures for the six months ended July 1, 2000 compared to the six months ended July 3, 1999 is primarily attributable to investments in bringing production of the Ford WDS 3500 product in-house during the six months ended July 1, 2000. Through January 1, 2000, the Company was outsourcing production of the WDS 3500 unit to a contract manufacturer. Total capital expenditures for the six months ended July 1, 2000 related to bringing the production in-house were approximately $2.7 million.

    Beginning in 1998, the Company began implementation of SAP R/3-TM- ("SAP"), an enterprise resource planning system. During the six months ended July 1, 2000, total capital expenditures related to the SAP implementation totaled
$4.1 million. At the end of 1998, the Company had completed Phase I of this project with the successful implementation of selected accounting and finance modules. During the three months ended April 3, 1999, the Company began Phase II of this project, which involves the implementation of certain other modules, including human resources, sales, manufacturing and distribution related modules. While the Phase II go-live date of July 3, 2000 was achieved, the Company expects to continue to incur certain capital expenditures and on-going expenses related to the implementation of SAP, however, such expenditures are expected to be significantly less than those made in 1999 and in 2000 through the go-live date.

    Net cash provided by financing activities was $97.8 million for the six months ended July 1, 2000 compared to net cash provided by financing activities of $19.3 million for the six months ended July 3, 1999. The change in cash provided by financing activities compared to the prior year six-month period is attributable to the Company's significant additional borrowings for the purpose of funding strategic acquisitions. Six-month net borrowings totaled
$99.2 million of which $71.3 million were related to acquisitions and $27.9 million related to general working capital requirements, principally inventory demands.

STOCK REPURCHASE PROGRAM

    During the second quarter of 1998, the Company commenced a stock repurchase program whereby the Company will purchase, in the open market, shares of its stock. On January 28, 2000, an additional 2,500,000 shares were authorized to be repurchased, increasing the total shares authorized to 5,000,000. The Company intends to buy back its stock at times when the market price of the stock presents opportunities to do so and depending the Company's other cash requirements. The Company's stock repurchase plan is intended as a means to partially mitigate the dilutive impact of stock options. The Plan has been funded entirely through operating cash flow, however, the Company may if it considers it prudent, utilize its available credit facilities in connection with its stock repurchase program. Through July 1, 2000 and July 3, 1999, the Company had utilized approximately $36.0 and $18.7 million, respectively, to repurchase 2,195,600 and 1,225,600 shares of its common stock.

CREDIT FACILITY

    In March 2000, the Company re-negotiated its existing $50.0 million credit facility, increasing the total borrowings available to $125.0 million (the "new line"). The new line is supported by a syndicated group of banks and provides for up to $75.0 million to be utilized for acquisitions and $50.0 million to be used for general working capital purposes. The new line requires the Company to maintain certain leverage, operating cash flow and operating income covenants as well as non-financial operating covenants, as defined, and expires March 2004. The new line is collaterized by substantially all of the Company's assets. Certain borrowings on the line, primarily related to acquisitions, are payable quarterly while the remaining borrowings are payable on demand. The line bears interest at the lesser of the banks' prime rate plus

                         GENRAD, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

0.75% or LIBOR plus 1.75%, as determined from time to time by the banks. The interest rates on the credit facility at July 1, 2000 ranged from 8.06% to 9.75%. Under the terms of the new line, the Company is required to pay a commitment fee on the unused portion of the line ranging from 0.375% to 0.5% of the total unused portion of the line dependent on the Company's operating performance. At July 1, 2000, borrowings outstanding under the line totaled $104.7 million, of which $71.3 million was related to acquisitions and $33.4 million related to general working capital.

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

                         GENRAD, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

                         GENRAD, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

REVENUE RECOGNITION

    In December 1999, the United States Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" subsequently updated by SAB 101A and SAB 101B ("SAB 101"). SAB 101 summarizes certain of the SEC's view in applying generally accepted accounting principles to revenue recognition in financial statements. The Company is required to adopt SAB 101 no later than the fourth quarter of fiscal 2000.

STOCK COMPENSATION

    In March 2000, the Financial Accounting Standard Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation--an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 and among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of previously fixed stock options or awards, and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000.

                          PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

    (a) The Annual Meeting of Shareholders of GenRad, Inc. was held on May 11, 2000 (the "Annual Meeting").

    (b) Not required pursuant to instructions No. 3.

    (c) Votes were cast or withheld in connection with the election of directors at the Annual Meeting as follows:

NAME OF DIRECTOR                                                 FOR       WITHHELD
----------------                                              ----------   --------
Lowell B. Hawkinson.........................................  22,194,333   820,045
Adriana Stadecker...........................................  22,059,213   955,165

    Votes were cast or withheld in connection with the following proposals, more fully described in the Company's Proxy Statement dated May 11, 2000 at the Annual Meeting.

                                                          AFFIRMATIVE VOTES   NEGATIVE VOTES   ABSTAINED
                                                          -----------------   --------------   ---------
1) To amend the Company's 1991 Equity Incentive Plan by
   increasing by 500,000 the shares of Common Stock
   available for issuance...............................     14,498,478          8,295,655      220,244

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

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

10.14                   Employment Agreement by and between GenRad, Inc, and Robert
                        M. Dutkowsky effective as of April 10, 2000, filed herewith.

27.                     Financial Data Schedule.

    (b) The following reports were filed under Form 8-K during the three months ended July 1, 2000:

1. On April 4, 2000, the Company filed a Form 8-K to announce the Company's acquisition of substantially all of the assets of Nicolet Imaging Systems, a division of ThermoSpectra Corporation and all of the outstanding Capital Stock of Sierra Research and Technology, Inc., a wholly owned subsidiary of ThermoSpectra Corporation, pursuant to a Purchase and Sale Agreement dated March 24, 2000.

2. On April 27, 2000, the Company filed a Form 8-K to announce the closing of a tender offer for approximately 95% of the outstanding share capital of Autodiagnos AB, a publicly traded company in Sweden.

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

Date: August 15, 2000