Form 10-Q
period 2000-09-30
GENRAD INC
filed 2000-11-14
CIK 40972

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

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                           COMMISSION FILE NO. 1-8045

                                  GENRAD, INC.
             (Exact name of registrant as specified in its charter)

                            ------------------------

                 MASSACHUSETTS                                 04-1360950
 (State or other jurisdiction of incorporation   (I.R.S. Employer Identification Number)
               or organization)

7 TECHNOLOGY PARK DRIVE WESTFORD, MASSACHUSETTS                01886-0033
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

    30,307,389 shares of the Common Stock, $1 par value, were outstanding on November 10, 2000.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          GENRAD INC. AND SUBSIDIARIES
                         QUARTERLY REPORT ON FORM 10-Q
                     THREE MONTHS ENDED SEPTEMBER 30, 2000
                               TABLE OF CONTENTS

                                                                                   PAGE
                                                                                 --------
PART I.   FINANCIAL INFORMATION

          Item 1:  Condensed Consolidated Financial Statements
                   Condensed Consolidated Statements of Operations.............      1
                   Condensed Consolidated Balance Sheets.......................      2
                   Condensed Consolidated Statements of Cash Flows.............      3
                   Notes to Condensed Consolidated Financial Statements........      5

          Item 2:  Management's Discussion and Analysis of Financial Condition
                   and Results of Operations...................................     12

PART II.  OTHER INFORMATION

          Item 6:  Exhibits and Reports on Form 8-K............................     23
                   Signatures..................................................     24

                                     PART I
              ITEM 1: CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          GENRAD INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                  (Unaudited)

                                                          THREE MONTHS ENDED           NINE MONTHS ENDED
                                                      --------------------------   --------------------------
                                                      SEPTEMBER 30,   OCTOBER 2,   SEPTEMBER 30,   OCTOBER 2,
                                                          2000           1999          2000           1999
                                                      -------------   ----------   -------------   ----------
REVENUE:
  Products..........................................     $63,265        $91,482      $183,138       $174,234
  Services..........................................      15,316         17,764        49,140         51,740
                                                         -------        -------      --------       --------
  Total revenue.....................................      78,581        109,246       232,278        225,974
COST OF REVENUE:
  Products..........................................      34,497         55,799       102,493         92,987
  Services..........................................      11,117         10,946        34,308         31,170
                                                         -------        -------      --------       --------
  Total cost of revenue.............................      45,614         66,745       136,801        124,157
                                                         -------        -------      --------       --------
Gross margin........................................      32,967         42,501        95,477        101,817
OPERATING EXPENSES:
  Selling, general and administrative...............      20,001         16,258        58,104         49,055
  Research and development..........................       7,799          5,421        20,790         14,720
  Amortization of acquisition-related intangible
    assets..........................................       2,216            667         5,011          2,164
  Acquired in-process research and development......          --             --           500             --
  Restructuring benefit, net........................          --             --        (2,479)            --
  Reorganization charges............................          --             --         4,124             --
                                                         -------        -------      --------       --------
    Total operating expenses........................      30,016         22,346        86,050         65,939
                                                         -------        -------      --------       --------
Operating income....................................       2,951         20,155         9,427         35,878
OTHER INCOME (EXPENSE):
  Interest income...................................          47             20           171            177
  Interest expense..................................      (2,923)          (435)       (5,659)          (921)
  Other, net........................................         359             28           411            (78)
                                                         -------        -------      --------       --------
    Total other income (expense)....................      (2,517)          (387)       (5,077)          (822)
                                                         -------        -------      --------       --------
Net income before income taxes......................         434         19,768         4,350         35,056
Income tax benefit (expense)........................        (157)        (2,000)       12,973            994
                                                         -------        -------      --------       --------
Net income..........................................     $   277        $17,768      $ 17,323       $ 36,050
                                                         =======        =======      ========       ========
NET INCOME PER SHARE:
  Basic.............................................     $  0.01        $  0.62      $   0.62       $   1.26
                                                         =======        =======      ========       ========
  Diluted...........................................     $  0.01        $  0.60      $   0.61       $   1.22
                                                         =======        =======      ========       ========
WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic.............................................      28,144         28,748        28,118         28,511
                                                         =======        =======      ========       ========
  Diluted...........................................      28,471         29,773        28,585         29,537
                                                         =======        =======      ========       ========

The Accompanying Notes are an Integral Part of These Condensed Consolidated Financial Statements.

                          GENRAD INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                              SEPTEMBER 30,   JANUARY 1,
                                                                  2000           2000
                                                              -------------   ----------
                                                               (Unaudited)
                                         ASSETS
CURRENT ASSETS:
Cash and cash equivalents...................................    $  9,559       $  6,951
Accounts receivable, less allowance of $1,776 and $1,487....      93,693         81,276
Inventory...................................................      80,188         49,068
Deferred tax assets.........................................      15,648             --
Other current assets........................................       8,194          8,228
                                                                --------       --------
  Total current assets......................................     207,282        145,523
Property and equipment, net of accumulated depreciation of
  $48,986 and $41,751.......................................      49,526         43,194
Deferred tax assets.........................................      17,805         19,868
Intangible assets, net of accumulated amortization of
  $20,268 and $10,866.......................................      93,835         38,686
Other assets................................................       3,000          1,368
                                                                --------       --------
                                                                $371,448       $248,639
                                                                ========       ========
                          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Trade accounts payable......................................      23,323         21,841
Accrued liabilities.........................................      14,488          9,681
Deferred revenue............................................      10,371          9,388
Accrued compensation and employee benefits..................       9,212          6,750
Current portion of bank debt................................      49,717          2,353
                                                                --------       --------
  Total current liabilities.................................     107,111         50,013
Long-term portion of bank debt..............................      50,127          3,653
Accrued pension benefits....................................       8,754          9,175
Lease costs of excess facilities............................          50          3,922
Deferred revenue............................................       1,026          1,005
Deferred tax liabilities....................................       3,546             --
Other long-term liabilities.................................       4,412          4,036
                                                                --------       --------
  Total long-term liabilities...............................      67,915         21,791

Commitments and Contingencies

STOCKHOLDERS' EQUITY:
Common stock, $1.00 par value, 60,000 shares authorized;
  30,318 and 29,877 issued and outstanding at September 30,
  2000 and January 1, 2000, respectively....................      30,318         29,877
Additional paid-in capital..................................     225,042        221,854
Treasury stock, net.........................................     (31,292)       (29,017)
Accumulated deficit.........................................     (26,743)       (44,066)
Accumulated other comprehensive loss........................        (903)        (1,813)
                                                                --------       --------
  Total stockholders' equity................................     196,422        176,835
                                                                --------       --------
                                                                $371,448       $248,639
                                                                ========       ========

The Accompanying Notes are an Integral Part of These Condensed Consolidated Financial Statements.

                          GENRAD INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                  NINE MONTHS ENDED
                                                              --------------------------
                                                              SEPTEMBER 30,   OCTOBER 2,
                                                                  2000           1999
                                                              -------------   ----------
OPERATING ACTIVITIES:
Net income..................................................    $ 17,323       $ 36,050
Adjustments to reconcile net income to net cash used in
  operating activities:
Depreciation and amortization...............................      17,191         11,092
Stock-based compensation....................................         448            456
Loss on disposal of property and equipment..................         816            429
Deferred tax assets.........................................     (14,057)        (4,500)
Lease costs of excess facilities, net.......................      (3,872)           (35)
Acquired in-process research and development................         500             --
Restructuring charges.......................................         986             --
Increase (Decrease) resulting from changes in operating
  assets and liabilities, net of effects of acquisitions:
Accounts receivable.........................................      (8,558)       (52,313)
Inventory...................................................     (23,348)       (12,160)
Other current assets........................................         814           (761)
Accounts payable............................................        (552)        14,646
Deferred revenue............................................       1,307          3,119
Accrued liabilities.........................................       3,170         (8,388)
Accrued compensation and employee benefits..................       1,881           (579)
Other, net..................................................      (1,430)        (1,158)
                                                                --------       --------
Net cash used in operating activities.......................      (7,381)       (14,102)

INVESTING ACTIVITIES:
Purchases of property and equipment.........................     (15,765)       (13,807)
Acquisitions, net of cash acquired..........................     (69,185)            --
Development of intangible assets............................      (3,213)        (4,118)
                                                                --------       --------
Net cash used in investing activities.......................     (88,163)       (17,925)

FINANCING ACTIVITIES:
Proceeds from credit facility, net..........................      93,683         18,531
Proceeds from employee stock plans..........................       2,115          9,630
Purchase of treasury stock..................................      (2,275)        (3,696)
                                                                --------       --------
Net cash provided by financing activities...................      93,523         24,465
Effect of exchange rates on cash and cash equivalents.......       4,629          1,568
Increase (Decrease) in cash and cash equivalents............       2,608         (5,994)
Cash and cash equivalents at beginning of period............       6,951         12,998
                                                                --------       --------
Cash and cash equivalents at end of period..................    $  9,559       $  7,004
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

  The Accompanying Notes are an Integral Part of These Condensed Consolidated
                             Financial Statements.

                          GENRAD INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1: BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements of GenRad, Inc. ("GenRad" or "the Company") should be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended January 1, 2000, filed with the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary to present fairly the consolidated financial position at September 30, 2000 and January 1, 2000, the results of operations for the three and nine months ended September 30, 2000 and October 2, 1999, and cash flows for the nine months ended September 30, 2000 and October 2, 1999. Interim results are not necessarily indicative of the results for the full fiscal year.

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

NET INCOME PER SHARE

    The following table sets forth the computation of basic and diluted net income per share in accordance with Statement of Financial Accounting Standards No. 128 "Earnings per Share" for the three and nine months ended September 30, 2000 and October 2, 1999, respectively (in thousands):

                                                   THREE MONTHS ENDED                     NINE MONTHS ENDED
                                          ------------------------------------   ------------------------------------
                                          SEPTEMBER 30, 2000   OCTOBER 2, 1999   SEPTEMBER 30, 2000   OCTOBER 2, 1999
                                          ------------------   ---------------   ------------------   ---------------
Net income..............................        $   277            $17,768             $17,323            $36,050
                                                =======            =======             =======            =======
Basic: weighted average shares
  outstanding...........................         28,144             28,748              28,118             28,511
Weighted average share equivalents......            327              1,025                 467              1,026
                                                -------            -------             -------            -------
Diluted: weighted average shares
  outstanding...........................         28,471             29,773              28,585             29,537
                                                =======            =======             =======            =======
Basic net income per share..............        $  0.01            $  0.62             $  0.62            $  1.26
                                                =======            =======             =======            =======
Diluted net income per share............        $  0.01            $  0.60             $  0.61            $  1.22
                                                =======            =======             =======            =======

COMPREHENSIVE INCOME (LOSS)

    For the three and nine months ended September 30, 2000, comprehensive income
(loss) included changes in cumulative foreign currency translation adjustments of $0.4 and $0.9 million compared to $(0.1) and $0.7 million for the three and nine months ended October 2, 1999. Total comprehensive income for the three and nine months ended September 30, 2000 totaled $0.7 and $18.2 million compared to $17.7 and $36.8 million for the three and nine months ended October 2, 1999. At September 30, 2000, accumulated other comprehensive loss totaled $0.9 million.

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
                                                              -------
                                                              $27,417
                                                              =======

PRO FORMA FINANCIAL INFORMATION

    The following unaudited pro forma financial information presents the combined results of operations of GenRad, NIS and Autodiagnos as if the acquisitions had occurred at the beginning of fiscal 2000 and 1999, respectively, after giving effect to the amortization of goodwill and other intangible assets but excluding the effects of the charge for acquired in-process research and development. The per share impact of the acquired in-process research and development charge totals $(0.01) and $(0.02) for the nine months ended September 30, 2000 and October 2, 1999, respectively. This unaudited pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the results of operations that actually would have been realized had the Company, NIS and Autodiagnos been a combined company during the specified periods. Additionally, they are not necessarily indicative of the results of future combined operations:

                                                     NINE MONTHS ENDED    NINE MONTHS ENDED
                                                     SEPTEMBER 30, 2000    OCTOBER 2, 1999
                                                     ------------------   -----------------
Revenue............................................        $237,967            $252,084
Net income.........................................        $ 15,437            $ 31,929
Net income per share:
  Basic............................................        $   0.55            $   1.12
  Diluted..........................................        $   0.54            $   1.09

NOTE 3: RESTRUCTURING CHARGES (BENEFIT)

    During the three months ended April 1, 2000, the Company implemented a restructuring plan in an effort to improve operating efficiencies. The plan involves closure of the Company's Portland, Oregon office and relocation of employees from the United States and Switzerland for the purpose of centralizing certain Process Solutions segment operations in its current Atlanta, Georgia facility, and a management restructuring of the Diagnostic Solutions segment in the Manchester, UK facility. This will result in a workforce reduction of approximately 25 employees, mainly consisting of engineering, marketing and training functions. In accordance with EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity", the Company recorded a restructuring charge during the three months ended April 1, 2000. The charge totaled approximately $1.0 million, and includes severance costs of $0.7 million to be completed during fiscal 2001 and exit costs of $0.3 million related to

                          GENRAD INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

NOTE 3: RESTRUCTURING CHARGES (BENEFIT) (CONTINUED) the facility closure with a lease term into fiscal 2005. As of September 30, 2000, there were $0.3 million of severance and $0.2 million of facility exit payments made against the reserve.

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

NOTE 4: REORGANIZATION CHARGES

    During the three months ended July 1, 2000, the Company implemented a reorganization plan in connection with the election of Robert M. Dutkowsky as Chairman, President and Chief Executive Officer (collectively "CEO"). As a result, the employment of certain members of management, including the then current CEO, was terminated. A charge of $4.1 million for severance costs to be completed during fiscal 2001 was recorded during the three months ended July 1, 2000. As of September 30, 2000, payments of $3.7 million were made against the reserve.

NOTE 5: INVENTORY

    Inventory consists of the following at September 30, 2000 and January 1, 2000, respectively (in thousands):

                                                              SEPTEMBER 30,   JANUARY 1,
                                                                  2000           2000
                                                              -------------   ----------
Raw materials...............................................     $26,767        $13,247
Work in process.............................................      35,256         17,891
Finished goods..............................................      18,165         17,930
                                                                 -------        -------
                                                                 $80,188        $49,068
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

NOTE 7: OPERATING SEGMENTS

    The Company elected to change the reporting of its operating segments effective July 2, 2000 as part of the reorganization plan implemented by the CEO. Prior period operating results have been restated to conform to current period presentation.

    The Company is comprised of the following four business units:

    - Process Solutions ("PS") focuses on in-circuit test, x-ray test, and re-work solutions as well as plant and line management solutions for electronic product manufacturers.

    - Functional Solutions ("FS") focuses on functional test platforms for manufacturers of telecommunications, computers and automotive electronics.

                          GENRAD INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

NOTE 7: OPERATING SEGMENTS (CONTINUED)
    - Diagnostic Solutions ("DS") focuses on service bay and manufacturing solutions for transportation OEMs and independent service providers.

    - Support and Services ("SS") focuses on maintenance programs, on-site and remote support, programming services, and training to help customers optimize their hardware and software solutions.

    The following table illustrates, (in thousands), each of the Company's operating segments' operating income (loss) for the three and nine months ended September 30, 2000 and October 2, 1999. The amounts provided herein are those utilized by senior management, in allocating resources and evaluating performance. GenRad's chief operating decision makers do not utilize, nor does GenRad maintain, asset information or capital expenditures by segment, accordingly, such information is not presented herein.

                                                  PS         FS         DS         SS       TOTAL
                                               --------   --------   --------   --------   --------
Three months ended September 30, 2000:
  Revenue:
    Products.................................  $ 46,445   $ 2,687    $11,944    $ 2,189    $ 63,265
    Services.................................        --        --         --     15,316      15,316
                                               --------   -------    -------    -------    --------
      Total revenue..........................  $ 46,445   $ 2,687    $11,944    $17,505    $ 78,581
                                               ========   =======    =======    =======    ========
Operating income (loss)......................  $ 10,164   $(1,138)   $(1,810)   $ 4,646    $ 11,862
                                               ========   =======    =======    =======    ========
Three months ended October 2, 1999:
  Revenue:
    Products.................................  $ 35,392   $ 3,261    $51,126    $ 1,703    $ 91,482
    Services.................................        --        --         --     17,764      17,764
                                               --------   -------    -------    -------    --------
      Total revenue..........................  $ 35,392   $ 3,261    $51,126    $19,467    $109,246
                                               ========   =======    =======    =======    ========
Operating income (loss)......................  $ 11,352   $(1,312)   $ 8,574    $ 7,009    $ 25,623
                                               ========   =======    =======    =======    ========
Nine months ended September 30, 2000:
  Revenue:
    Products.................................  $125,326   $ 9,068    $42,451    $ 6,293    $183,138
    Services.................................        --        --         --     49,140      49,140
                                               --------   -------    -------    -------    --------
      Total revenue..........................  $125,326   $ 9,068    $42,451    $55,433    $232,278
                                               ========   =======    =======    =======    ========
Operating income (loss)......................  $ 30,379   $(3,735)   $(5,838)   $15,572    $ 36,378
                                               ========   =======    =======    =======    ========
Nine months ended October 2, 1999:
  Revenue:
    Products.................................  $ 96,941   $10,606    $62,225    $ 4,462    $174,234
    Services.................................        --        --         --     51,740      51,740
                                               --------   -------    -------    -------    --------
      Total revenue..........................  $ 96,941   $10,606    $62,225    $56,202    $225,974
                                               ========   =======    =======    =======    ========
Operating income (loss)......................  $ 27,069   $(3,477)   $ 8,061    $20,655    $ 52,308
                                               ========   =======    =======    =======    ========

                          GENRAD INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

NOTE 7: OPERATING SEGMENTS (CONTINUED)
    A reconciliation of the totals reported for the operating segments to net income (loss) before income taxes in the condensed consolidated financial statements is as follows:

                                                      THREE MONTHS ENDED           NINE MONTHS ENDED
                                                  --------------------------   --------------------------
                                                  SEPTEMBER 30,   OCTOBER 2,   SEPTEMBER 30,   OCTOBER 2,
                                                      2000           1999          2000           1999
                                                  -------------   ----------   -------------   ----------
Operating income:
  Total for reportable segments.................     $11,862        $25,623       $36,378       $ 52,308
  Corporate expenses(a).........................      (8,911)        (5,468)      (26,951)       (16,430)
                                                     -------        -------       -------       --------
  Operating income per condensed consolidated
    financial statements........................       2,951         20,155         9,427         35,878
  Other income (expense), net...................      (2,517)          (387)       (5,077)          (822)
                                                     -------        -------       -------       --------
Net income before income taxes..................     $   434        $19,768       $ 4,350       $ 35,056
                                                     =======        =======       =======       ========

------------------------

(a) Includes amortization of capitalized software, corporate research and development and other corporate charges.

NOTE 8: TREASURY STOCK

    During the second quarter of 1998, the Company commenced a stock repurchase program whereby the Company will purchase, in the open market, shares of its stock. On January 28, 2000, an additional 2,500,000 shares were authorized to be repurchased, increasing the total shares authorized to 5,000,000. The Company intends to buy back its stock at times when the market price of the stock presents opportunities to do so, and depending on the Company's other cash requirements. The Company's stock repurchase plan is intended as a means to partially mitigate the dilutive impact of stock options. The Plan has been funded entirely through operating cash flow, however, the Company may if it considers it prudent, utilize its available credit facilities in connection with its stock repurchase program. Through September 30, 2000 and October 2, 1999, the Company had utilized approximately $36.0 and $18.7 million, respectively, to repurchase 2,195,600 and 1,225,600 shares of its common stock.

NOTE 9: CREDIT FACILITY

    In March 2000, the Company re-negotiated its existing $50.0 million credit facility, increasing the total borrowings available to $125.0 million (the "new line"). The new line is supported by a syndicated group of banks and provides for up to $75.0 million to be utilized for acquisitions and $50.0 million to be used for general working capital purposes. The new line requires the Company to maintain certain leverage, operating cash flow and operating income covenants as well as non-financial operating covenants, as defined, and expires March 2004. The new line is collaterized by substantially all of the Company's assets. Certain borrowings on the line, primarily related to acquisitions, are payable quarterly while the remaining borrowings are payable on demand. The line bears interest at the lesser of the banks' prime rate plus 0.75% or LIBOR plus 1.75%, as determined from time to time by the banks. The interest rates on the credit facility at September 30, 2000 ranged from 8.625% to 10.5%. Under the terms of the new line, the Company is required to pay a commitment fee on the unused portion of the line ranging from 0.375% to 0.5% of the total unused portion of the line dependent on the Company's operating performance. At September 30, 2000, borrowings outstanding under the line totaled $98.9 million, of which $67.5 million was related to acquisitions and $31.4 million related to general working capital.

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

REVENUE RECOGNITION

    In December 1999, the United States Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" subsequently updated by SAB 101A and SAB 101B ("SAB 101"). SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company has adopted SAB 101 as of the beginning of the fourth quarter of fiscal 2000.

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

OVERVIEW

    GenRad, Inc. ("GenRad" or "the Company") develops, manufactures and markets advanced performance-assurance technologies. GenRad's primary global markets for OEM and contract manufacturers include computers, advanced telecommunications for e-commerce and internet services, and diagnostic systems for the transportation/automotive industry. The Company operates primarily in the United States, Western Europe and Southeast Asia.

    GenRad is comprised of four business units bringing to market integrated hardware, software and service solutions that empower always-on services and un-interruptable business applications:

    - Process Solutions ("PS") focuses on in-circuit test, x-ray test, and re-work solutions as well as plant and line management solutions for electronic product manufacturers.

    - Functional Solutions ("FS") focuses on functional test platforms for manufacturers of telecommunications, computers and automotive electronics.

    - Diagnostic Solutions ("DS") focuses on service bay and manufacturing solutions for transportation OEMs and independent service providers.

    - Support and Services ("SS") focuses on maintenance programs, on-site and remote support, programming services, and training to help customers optimize their hardware and software solutions.

                         GENRAD, INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    The following table sets forth, for the periods indicated, the percentage of total revenue represented by certain items in the Company's Condensed Consolidated Statements of Operations.

                                                     THREE MONTHS ENDED             NINE MONTHS ENDED
                                                ----------------------------   ---------------------------
                                                SEPTEMBER 30,    OCTOBER 2,    SEPTEMBER 30,    OCTOBER 2,
                                                     2000           1999            2000           1999
                                                --------------   -----------   --------------   ----------
Total revenue.................................       100.0%         100.0%          100.0%         100.0%
  Cost of revenue.............................        58.0%          61.1%           58.9%          54.9%
                                                     -----          -----           -----          -----
  Gross margin................................        42.0%          38.9%           41.1%          45.1%
  Selling, general and administrative.........        25.5%          14.9%           25.0%          21.7%
  Research and development....................         9.9%           5.0%            9.0%           6.5%
  Amortization of acquisition-related
    intangible assets.........................         2.8%           0.6%            2.2%           1.0%
  Acquired in-process research and
    development...............................          --             --             0.1%            --
  Restructuring benefit, net..................          --             --            (1.1)%           --
  Reorganization charges......................          --             --             1.8%            --
                                                     -----          -----           -----          -----
    Total operating expenses..................        38.2%          20.5%           37.0%          29.2%
                                                     -----          -----           -----          -----
Operating income..............................         3.8%          18.4%            4.1%          15.9%
Other income (expense)........................        (3.2)%         (0.3)%          (2.2)%         (0.3)%
Income tax benefit (expense)..................        (0.2)%         (1.8)%           5.6%           0.4%
                                                     -----          -----           -----          -----
Net income....................................         0.4%          16.3%            7.5%          16.0%
                                                     =====          =====           =====          =====

THREE MONTHS ENDED SEPTEMBER 30, 2000 VS. THREE MONTHS ENDED OCTOBER 2, 1999

ORDERS AND BACKLOG

    Orders for the Company's products and services increased 15.9% to $89.1 million for 2000 from $76.9 million for 1999. Excluding orders from the acquisitions of Nicolet Imaging Systems and Sierra Research Technology (collectively "NIS") and Autodiagnos AB ("Autodiagnos"), which were completed on March 24, 2000 and April 12, 2000 respectively, orders totaled $78.2 million for 2000.

    PS orders totaled $58.7 million in 2000 compared to $35.9 million in 1999. Excluding orders of NIS, PS orders totaled $50.4 million in 2000. PS orders increased $22.8 million in 2000 compared to 1999. In addition to NIS orders of $8.3 million, the improvement was principally due to strengthening demand for the segment's in-circuit test products ($18.5 million). FS orders totaled
$3.8 million in 2000 compared to $2.3 million in 1999. FS orders increased
$1.5 million in 2000 compared to 1999 due to improved Geneva and Versa orders. DS orders totaled $13.8 million in 2000 compared to $20.8 million in 1999. Excluding orders of Autodiagnos, DS orders totaled $12.1 million in 2000. DS orders decreased $7.0 million in 2000 compared to 1999. This decrease is mainly attributable to orders received during 1999 related to the launch of the Company's WDS 3500 product for The Ford Motor Company ("Ford") offset by an increase in orders related to additional WDS business, for which there were no orders in 1999. SS orders totaled $12.8 million in 2000 compared to $17.9 million in 1999.

    North American orders totaled $42.8 million for 2000 compared to $43.4 million for 1999. North American orders decreased $0.6 million for 2000 compared to 1999. Excluding orders of NIS, North American orders decreased $6.2 million. This decrease was primarily due to the launch of the Company's

                         GENRAD, INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

WDS 3500 product for Ford during 1999 in the DS segment. For 2000, there was an incremental decrease in WDS North American orders of $8.4 million from 1999. There was also a $1.7 million incremental decrease of orders in the SS segment. These decreases were offset by NIS orders of $5.7 million, increased orders of $2.0 million in the remainder of the PS segment primarily due to strengthening demand for in-circuit test products and an increase in FS orders of $1.2 million.

    European orders totaled $32.6 million for 2000 compared to $29.0 million for 1999. European orders increased $3.6 million for 2000 compared to 1999. Excluding orders of NIS and Autodiagnos, European orders increased
$0.5 million. This increase was primarily due to improved demand for in-circuit test products of $5.7 million partially offset by decreased SS orders of $3.6 million.

    Asian orders totaled $13.7 million for 2000 compared to $4.5 million for 1999, an increase of $9.2 million. Excluding orders of NIS, Asian orders increased $7.9 million. This increase was primarily due to improved demand for in-circuit test products of $7.3 million.

    Backlog totaled $49.9 million at September 30, 2000 compared to $30.9 million at January 1, 2000. Excluding backlog of NIS and Autodiagnos, ending backlog totaled $47.6 million. The increased level of backlog is due primarily to the continued strong demand for in-circuit test products, coupled with manufacturing delays associated with the implementation of an Enterprise Resource Planning (ERP) system. The Company believes that a substantial portion of this backlog will be shipped during the three months ended December 30, 2000.

REVENUE

    Total revenue decreased to $78.6 million for 2000 from $109.2 million for 1999. Excluding revenue of NIS and Autodiagnos, revenue totaled $69.0 million for 2000. PS revenue totaled $46.4 million for 2000 compared to $35.4 million for 1999. Excluding revenue of NIS, PS revenue totaled $38.3 million for 2000. FS revenue totaled $2.7 million for 2000 compared to $3.3 million for 1999. DS revenue totaled $11.9 million for 2000 compared to $51.1 million for 1999. Excluding revenue of Autodiagnos, DS revenue totaled $10.5 million for 2000. SS revenue totaled $17.5 million for 2000 compared to $19.5 million for 1999.

    PS revenue increased $11.0 million for 2000 compared to 1999. When excluding revenue of NIS, PS revenue increased $2.9 million. The increase was due to $2.5 million in incremental revenue related to in-circuit test products and $0.7 million in Viper products primarily due to strengthening demand in those areas. These increases were partially offset by a decrease of $0.2 million related to Process Software products.

    FS revenue decreased $0.6 million for 2000 compared to 1999. The unfavorable change was due to lower Geneva product shipments in the quarter.

    DS revenue decreased $39.2 million for 2000 compared to 1999. When excluding revenue of Autodiagnos, the segment's revenues decreased $40.6 million. The decrease is attributable to the substantial reduction in WDS revenue of $43.0 million offset by an incremental increase in other DS revenues of $2.3 million. For the third quarter of 2000, the Company shipped 821 WDS units, compared to 7,389 units during the third quarter of 1999. The Company expects to derive significant revenues from Ford related to its WDS 3500 product for the remainder of 2000 and beyond. However, the Company does not anticipate a unit count approaching the unit count during the twelve months ended January 1, 2000 in any future twelve month period, or compared to the Company's original estimate for the year 2000 due to changing purchasing patterns of Ford.

                         GENRAD, INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    SS revenue decreased $2.0 million for 2000 compared to 1999. Service revenue for PS products totaled $9.0 million for 2000 compared to $10.6 million for 1999. Service revenue for FS products totaled $0.7 million for 2000 compared to $0.8 million for 1999. Service revenue for DS products totaled $5.7 million for 2000 compared to $6.4 million for 1999.

    Revenue from international markets decreased to $39.7 million, or 50.6% of revenue, for 2000 from $51.0 million, or 46.7% of revenue, for 1999. The decrease in international revenue in dollars, coupled with the increase as a percentage of total revenue, reflects the shift of revenues from the WDS 3500 product and the expansion of other products and services in Europe. Revenues from international markets are subject to the risks of currency fluctuations.

GROSS MARGIN

    Gross margin was $33.0 million, or 42.0%, for 2000 compared to $42.5 million, or 38.9%, for 1999. The decreased margin in dollars, and the increase in percentage, is due to the WDS 3500 unit reduction and its substantially lower margins than other products, partially offset by the acquisitions of NIS and Autodiagnos, which contributed $4.3 million in margin for 2000. Additional downward pressure on gross margin is related to increased amortization costs of capitalized software and product related intangible assets of $1.0 million during 2000 compared to 1999. As a percentage of product revenue, product margins increased to 45.5% for 2000 from 39.0% for 1999. The increase reflects the significantly decreased unit shipments of lower margin WDS 3500 product compared to higher margin PS and FS products.

    Inventory turnover for 2000 decreased to 1.8 times (annualized) as compared to 4.7 times (annualized) for 1999. The decrease is primarily related to turnover of the WDS 3500 product. Excluding inventory related to the WDS 3500 contract with Ford, inventory turnover was 2.5 times (annualized) for 2000 and 1999.

    Service margins were $4.2 million, or 27.4%, for 2000 compared to $6.8 million, or 38.4%, for 1999. The decrease in service margin, in dollars and as a percentage of revenue, is primarily attributable to declining margin in the DS segment that reflects the competitive market conditions in the markets that DS competes.

OPERATING EXPENSES

    Selling, general and administrative expenses increased to $20.0 million, or 25.5% of total revenue, for 2000 from $16.3 million, or 14.9% of total revenue, for 1999. Excluding expenses of NIS and Autodiagnos, selling, general and administrative expenses totaled $18.5 million during 2000. The increase in selling, general and administrative expenses in dollars is primarily attributable to additional expenses to support the increase of non-WDS related revenues during 2000 as compared to 1999, new European offices, and increased amortization expenses associated with the next phase of the Company's ERP System going live as of the beginning of the third quarter of 2000.

    Research and development expenses increased to $7.8 million, or 9.9% of total revenue, for 2000 from $5.4 million, or 5.0% of total revenue, for 1999. Excluding expenses of NIS and Autodiagnos, research and development expenses totaled $6.9 million for 2000. The increase in research and development expenses primarily reflects the Company's efforts to enter the automotive aftermarket and on-going new product development efforts in the PS segment. There was a increase in capitalized software costs of $0.1 million for 2000 compared to 1999. During 2000, on-going research and development projects and improvements continued for in-circuit and functional test equipment software, and system enhancements to the software

                         GENRAD, INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

suite of products. The Company expects to continue to invest in new product development and enhancements to its existing products.

    Amortization of acquisition-related intangible assets totaled $2.2 million, or 2.8% of total revenue, for 2000, compared to $0.7 million, or 0.6% of total revenue, for 1999. The increase in dollars, and as a percentage of revenue, is attributable to the acquisitions of NIS and Autodiagnos in fiscal 2000.

    Interest expense was $2.9 million for 2000 compared to $0.4 million for 1999 reflecting increased borrowings on its credit facility.

    The Company recorded a net income tax expense of $0.2 million for 2000 compared to a net income tax expense of $2.0 million for 1999. The decrease in the income tax provision is caused by the substantially reduced net income before income taxes during 2000 compared to 1999 partially offset by an increase of the effective tax rate in fiscal 2000 as compared to fiscal 1999.

NINE MONTHS ENDED SEPTEMBER 30, 2000 VS. NINE MONTHS ENDED OCTOBER 2, 1999

ORDERS AND BACKLOG

    Orders for the Company's products and services increased to $248.1 million for 2000 from $232.3 million for 1999. Excluding NIS and Autodiagnos, orders totaled $228.4 million for 2000. PS orders totaled $135.9 million for 2000 compared to $99.2 million for 1999. Excluding orders of NIS, PS orders totaled $119.3 million for 2000. FS orders totaled $13.2 million for 2000 compared to $9.8 million for 1999. DS orders totaled $47.4 million for 2000 compared to $60.7 million for 1999. Excluding orders of Autodiagnos, DS orders totaled $44.3 million for 2000. SS orders totaled $51.6 million for 2000 compared to $62.6 million for 1999.

    PS orders increased $20.1 million for 2000 compared to 1999 when excluding orders of NIS, driven by strengthening demand for the segment's in-circuit test products. Orders for these products increased $23.0 million during 2000 as compared to 1999. These increases were partially offset by a $2.4 million decrease in orders for process software solutions. FS orders increased
$3.4 million for 2000 compared to 1999 driven by increased demand for Geneva products. DS orders decreased $16.4 million for 2000 compared to 1999 when excluding orders of Autodiagnos. The decrease is attributable to orders received during 1999 relating to the launch of the WDS 3500 product for Ford. In 2000, $26.8 million of orders were received compared to $56.1 million in 1999. This was offset by increases in orders of the remainder of the DS segment, namely, $8.5 million of Advanced Manufacturing Systems (AMS) and $4.1 million of Advanced Diagnostic Systems (ADS).

    North American orders totaled $122.4 million for 2000 compared to $134.0 million for 1999. North American orders decreased $11.6 million for 2000 compared to 1999. Excluding orders of NIS, orders decreased $23.6 million. This decrease was primarily due to orders of the WDS 3500 product for Ford, which resulted in an incremental decrease of $32.2 million during 2000. In addition, there was an incremental decrease in SS orders of $2.3 million. These decreases were offset by increases of $1.8 million in the FS segment and PS orders of $7.4 million due to strengthening demand in several product lines and a geographic shift of orders from the Company's large contract manufacturers.

    European orders totaled $97.1 million for 2000 compared to $84.3 million for 1999. European orders increased $12.8 million for 2000 compared to 1999. Excluding orders of NIS and Autodiagnos, orders increased $8.1 million. This increase is primarily attributable to improved demand for in-circuit test products of the PS segment of $8.2 million and incremental increases in orders of AMS and ADS products in the DS segment of $11.0 million. These increases were offset by a decrease in SS orders of $9.1 million.

                         GENRAD, INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Asian orders totaled $28.6 million for 2000 compared to $14.0 million for 1999. Asian orders increased $14.6 million for 2000 compared to 1999. This increase is primarily attributable to improved demand for in-circuit test products of the PS segment of $6.1 million and WDS products of the DS segment of $3.9 million.

REVENUE

    Total revenue increased to $232.3 million for 2000 from $226.0 million for 1999. Excluding revenue of NIS and Autodiagnos, revenue totaled $211.8 million for 2000. PS revenue totaled $125.3 million for 2000 compared to $96.9 million for 1999. Excluding revenue of NIS, PS revenue totaled $107.6 million for 2000. FS revenue totaled $9.0 million for 2000 compared to $10.6 million for 1999. DS revenue totaled $42.4 million for 2000 compared to $62.2 million for 1999. Excluding revenue of Autodiagnos, DS revenue totaled $39.6 million for 2000. SS revenue totaled $55.4 million for 2000 compared to $56.2 million for 1999.

    PS revenue increased $10.6 million for 2000 compared to 1999 when excluding revenue of NIS. The increase was due to $11.4 million in incremental revenue related to the high-end in-circuit test products and $1.3 million in Viper products. These increases were offset by decreases of the segment's process software products of $1.5 million.

    FS revenue decreased $1.6 million in 2000 compared to 1999 as a result of lower Geneva product shipments of $1.9 million partially offset by increased Versa product shipments of $0.4 million.

    DS revenue decreased $22.6 million for 2000 compared to 1999 when excluding revenue of Autodiagnos. The decrease in DS revenue is attributable to the WDS 3500 product, which was $29.4 million lower during 2000. For the year-to-date 2000, the Company shipped 2,837 WDS units. The Company expects to derive significant revenues from Ford related to its WDS 3500 product for the remainder of 2000 and beyond. However, the Company does not anticipate a unit count approaching the unit count during the twelve months ended January 1, 2000 in any future twelve month period, or compared to the Company's original estimate for the year 2000 due to changing purchasing patterns of Ford.

    SS revenue decreased $0.8 million for 2000 compared to 1999. Service revenue for PS products totaled $28.4 million for 2000 compared to $30.6 million for 1999. Service revenue for FS products totaled $2.1 million for 2000 compared to $2.4 million for 1999. Service revenue for DS products totaled $18.6 million for 2000 compared to $18.8 million for 1999.

    Revenue from international markets increased to $125.3 million, or 53.9% of revenue, for 2000 from $109.6 million, or 48.5% of revenue, for 1999. The increase in international revenue in dollars, and as a percentage of total revenue, reflects the Company's revenues related to the WDS 3500 product and the expansion of the Company's products and services in Europe. Revenues from international markets are subject to the risks of currency fluctuations.

GROSS MARGIN

    Gross margin was $95.5 million, or 41.1%, for 2000 compared to $101.8 million, or 45.1%, for 1999. The decrease in gross margin in dollars reflects a $0.6 million reduction in product gross margin related to the significant decrease in WDS 3500 product unit sales. This resulted in an incremental decrease of $10.9 million in product margins in 2000 compared to 1999. This decrease was offset by increases in the remainder of the DS segment, in-circuit test products and the acquisitions of NIS and Autodiagnos. Additionally, gross margin was impacted by a $5.7 million reduction in service gross margin for 2000 and

                         GENRAD, INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

increased amortization costs of capitalized software and product related intangible assets of $2.8 million during 2000 compared to 1999. As a percentage of revenue, gross margin declined 4.0% from 1999. The decrease reflects the significantly lower margin realized in the SS segment for 2000 (29.7%) compared to 1999 (38.2%).

    Inventory turnover for 2000 decreased to 2.0 times (annualized) as compared to 3.0 times (annualized) for 1999. The decrease is primarily related to turnover of the WDS 3500 product. Excluding inventory related to the WDS 3500 contract with Ford, inventory turnover was 2.6 times (annualized) for 2000 compared to 2.5 times (annualized) for 1999.

OPERATING EXPENSES

    Selling, general and administrative expenses increased to $58.1 million, or 25.0% of total revenue, for 2000 from $49.1 million, or 21.7% of total revenue, for 1999. Excluding expenses of NIS and Autodiagnos, selling, general and administrative expenses totaled $53.1 million during 2000. The increase in selling, general and administrative expenses in dollars is primarily attributable to additional expenses to support increased revenues during 2000, new European offices, and increased amortization expenses associated with the next phase of the Company's ERP System going live as of the beginning of the third quarter of 2000.

    Research and development expenses increased to $20.8 million, or 9.0% of total revenue, for 2000 from $14.7 million, or 6.5% of total revenue, for 1999. Excluding expenses of NIS and Autodiagnos, research and development expenses totaled $18.5 million for 2000. The increase in research and development expenses primarily reflects the Company's efforts to enter the automotive aftermarket in the DS segment and on-going new product development efforts in the PS segment. There was a decrease in capitalized software costs of $1.3 million for 2000 compared to 1999. During 2000, on-going research and development projects and improvements continued for in-circuit and functional test equipment software, and system enhancements to the software suite of products. The Company expects to continue to invest in new product development and enhancements to its existing products.

    Amortization of acquisition-related intangible assets totaled $5.0 million, or 2.2% of total revenue, for 2000, compared to $2.2 million, or 1.0% of total revenue, for 1999. The increase in dollars, and as a percentage of revenue, is attributable to the acquisitions of NIS and Autodiagnos in fiscal 2000.

    Interest expense was $5.7 million for 2000 compared to $0.9 million for 1999 reflecting increased borrowings on its credit facility.

    The Company recorded a net tax benefit of $13.0 million for 2000 compared to a net income tax benefit of $1.0 million for 1999. The recorded income tax benefit results primarily from a reversal of a portion of the deferred tax asset valuation allowance totaling $14.5 million which was recorded during the three months ended April 1, 2000 due to management's expectations of future income and expected utilization of the Company's domestic and foreign net operating loss carryforwards. Excluding the reversal of a portion of the deferred tax asset valuation allowance, the income tax provision decreased to $1.5 million for 2000 from $3.5 million for 1999. The decrease in the income tax provision is caused by lower net income before income taxes during 2000, offset by an increase of the effective tax rate in fiscal 2000 as compared to fiscal 1999.

                         GENRAD, INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND SOURCES OF CAPITAL

SOURCES AND USES OF CASH

    Cash and cash equivalents at September 30, 2000 totaled approximately
$9.6 million, compared to approximately $7.0 million at January 1, 2000. The current ratio at September 30, 2000 decreased to 1.9 from 2.9 at January 1, 2000. Net cash used in operating activities, net of effects of acquisitions, was $7.4 million for the nine months ended September 30, 2000, compared to net cash used in operating activities of $14.1 million for the nine months ended
October 2, 1999.

    Net cash used in operating activities during the nine months ended September 30, 2000 is primarily driven by a significant incremental inventory investment of $23.3 million, including incremental inventory of $12.6 million related to the Ford WDS 3500 contract. In addition, the usage is impacted by an incremental change in deferred tax assets of $14.1 million, mainly from a reversal of a portion of the deferred tax asset valuation allowance, and an increase in accounts receivable of $8.6 million due to the increase in sales volume. These investments were partially funded by net income of $17.3 million and depreciation and amortization of $17.2 million.

    During the nine months ended September 30, 2000, net cash used in investing activities was $88.2 million, compared to $17.9 million for the nine months ended October 2, 1999. Capital expenditures totaled $15.8 million for the nine months ended September 30, 2000 compared to $13.8 million for the nine months ended October 2, 1999. Cash used in acquisitions, net of cash acquired, totaled $69.2 million for the nine months ended September 30, 2000. Cash used in the development of certain intangible assets, including software, totaled
$3.2 million for the nine months ended September 30, 2000 compared to $4.1 million for the nine months ended October 2, 1999.

    The increase in capital expenditures for the nine months ended
September 30, 2000 compared to the nine months ended October 2, 1999 is primarily attributable to investments in bringing production of the Ford WDS 3500 product in-house during the nine months ended September 30, 2000. Through January 1, 2000, the Company was outsourcing production of the WDS 3500 unit to a contract manufacturer. Total capital expenditures for the nine months ended September 30, 2000 related to bringing the production in-house were approximately $2.7 million.

    Beginning in 1998, the Company began implementation of SAP R/3-TM- ("SAP"), an enterprise resource planning system. During the nine months ended
September 30, 2000, total capital expenditures related to the SAP implementation totaled $6.0 million. At the end of 1998, the Company had completed Phase I of this project with the successful implementation of selected accounting and finance modules. During the three months ended April 3, 1999, the Company began Phase II of this project, which involved the implementation of certain other modules, including human resources, sales, manufacturing and distribution related modules. While the Phase II go-live date of July 5, 2000 was achieved, the Company expects to continue to incur capital expenditures and on-going expenses related to the implementation of SAP, however, such expenditures are expected to be significantly less than those made in 1999 and in 2000 through the go-live date.

    Net cash provided by financing activities was $93.5 million for the nine months ended September 30, 2000 compared to net cash provided by financing activities of $24.5 million for the nine months ended October 2, 1999. The change in cash provided by financing activities compared to the prior year nine-month period is attributable to the Company's significant additional borrowings for the purpose of funding strategic acquisitions. Nine-month net borrowings totaled $93.7 million of which $67.5 million

                         GENRAD, INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

were related to acquisitions and $26.2 million related to general working capital requirements, principally inventory demands.

STOCK REPURCHASE PROGRAM

    During the second quarter of 1998, the Company commenced a stock repurchase program whereby the Company will purchase, in the open market, shares of its stock. On January 28, 2000, an additional 2,500,000 shares were authorized to be repurchased, increasing the total shares authorized to 5,000,000. The Company intends to buy back its stock at times when the market price of the stock presents opportunities to do so and depending on the Company's other cash requirements. The Company's stock repurchase plan is intended as a means to partially mitigate the dilutive impact of stock options. The Plan has been funded entirely through operating cash flow, however, the Company may if it considers it prudent, utilize its available credit facilities in connection with its stock repurchase program. Through September 30, 2000 and October 2, 1999, the Company had utilized approximately $36.0 and $18.7 million, respectively, to repurchase 2,195,600 and 1,225,600 shares of its common stock.

CREDIT FACILITY

    In March 2000, the Company re-negotiated its existing $50.0 million credit facility, increasing the total borrowings available to $125.0 million (the "new line"). The new line is supported by a syndicated group of banks and provides for up to $75.0 million to be utilized for acquisitions and $50.0 million to be used for general working capital purposes. The new line requires the Company to maintain certain leverage, operating cash flow and operating income covenants as well as non-financial operating covenants, as defined, and expires March 2004. The new line is collaterized by substantially all of the Company's assets. Certain borrowings on the line, primarily related to acquisitions, are payable quarterly while the remaining borrowings are payable on demand. The line bears interest at the lesser of the banks' prime rate plus 0.75% or LIBOR plus 1.75%, as determined from time to time by the banks. The interest rates on the credit facility at September 30, 2000 ranged from 8.625% to 10.5%. Under the terms of the new line, the Company is required to pay a commitment fee on the unused portion of the line ranging from 0.375% to 0.5% of the total unused portion of the line dependent on the Company's operating performance. At September 30, 2000, borrowings outstanding under the line totaled $98.9 million, of which $67.5 million was related to acquisitions and $31.4 million related to general working capital.

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

REVENUE RECOGNITION

    In December 1999, the United States Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" subsequently updated by SAB 101A and SAB 101B ("SAB 101"). SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company has adopted SAB 101 as of the beginning of the fourth quarter of fiscal 2000.

                           PART II. OTHER INFORMATION

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

    (a) The following Exhibits are filed as part of this report:

3.4 Articles of Amendment to the By-Laws of GenRad, Inc. as of October 20, 2000, filed herewith.

27.                     Financial Data Schedule.

    (b) There were no reports on Form 8-K filed during the three months ended September 30, 2000:

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

Date: November 14, 2000