Form 10-K
period 2000-12-30
GENRAD INC
filed 2001-03-30
CIK 40972

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 30, 2000

                                       OR

         / /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                           COMMISSION FILE NO. 1-8045

                           --------------------------

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
          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                           NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                            ON WHICH REGISTERED
             -------------------                           ---------------------
        Common Stock, $1.00 par value                     New York Stock Exchange

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                      NONE

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of shares of Common Stock held by non-affiliates of the registrant as of March 26, 2001 was $239,658,438. 28,509,554 shares of the Common Stock of GenRad, Inc., $1.00 par value, were outstanding on March 26, 2001.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Proxy Statement of GenRad, Inc. for the Annual Meeting of Shareholders to be held on May 9, 2001 (the "2001 Proxy Statement"), which will be filed with the Securities and Exchange Commission within 120 days after the close of the Company's fiscal year ended December 30, 2000, are incorporated by reference into Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

    GenRad, Inc. ("GenRad" or "the Company") is a global leader of electronics manufacturing productivity solutions for contract and original equipment manufacturers ("OEM") of handheld and wireless devices, personal computers and business servers, DSL and other broadband switching and routing technologies, and other devices integral to emerging internet e-commerce markets. GenRad also applies its technologies to development of diagnostic solutions for the automotive and general transportation industry.

    The Company operates on a worldwide basis and maintains facilities primarily in the United States, western Europe and southeast Asia. GenRad is comprised of four lines of business bringing to market integrated hardware, software and service solutions that empower always-on services and un-interruptable business applications. The Company's four lines of business are: Process Solutions ("PS"), Functional Solutions ("FS"), Diagnostic Solutions ("DS") and Support and Services ("SS") (each of which is further described below). The Company's four business segments each aggregate similar classes of products. The Company's PS business segment consists primarily of hardware and software products used in the manufacture, test and inspection of printed circuit boards ("PCB"). The Company's FS business segment includes products used in the manufacture, test and inspection of internet, telecommunication and computer technology. The Company's DS business segment includes diagnostic systems used primarily by the transportation industry. The Company's SS business segment focuses on maintenance programs, programming and training in all industries in which GenRad hardware and software are utilized. Summarized financial information with respect to each of the Company's business segments is included in Note 11 to the Company's consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

PROCESS SOLUTIONS

    GenRad's PS business segment focuses on in-circuit test, x-ray test and re-work solutions as well as plant and line management solutions for electronics product manufacturers. PS provides printed circuit board manufacturers with a completely integrated solution to optimize their product development process from design through manufacturing. GenRad also offers multiple tester platforms including a fixtureless flying prober and manufacturing defect analyzer for complex printed circuit boards. GenRad's inspection systems provide verification of solder joint quality, component and assembly failure analysis, repair verification and Statistical Process Control ("SPC") data, for monitoring and optimizing the manufacturing process.

    GenRad's Process Solutions business is headquartered in Westford, MA and consists of the following product offerings:

    GR TESTSTATION-TM- AND GR228X IN-CIRCUIT TEST SOLUTIONS

    The TestStation and GR228X family of production test solutions are optimized to test, inspect and report defects that can occur in the manufacturing of printed circuit boards. These advanced board test solutions provide precise fault diagnosis, utilizing test and inspection technologies on the most demanding printed circuit boards. GenRad's board test solutions are recognized for delivering the highest fault coverage and the highest throughput in a production test environment. These systems sell at prices ranging from $50,000 to over $1,000,000.

    X-RAY INSPECTION SOLUTIONS

    GenRad's ultra high-resolution X-ray inspection systems provide verification of solder joint quality, component and assembly failure analysis, repair verification and Statistical Process Control data, for monitoring and optimizing the manufacturing process. X-Ray Software solutions include systems that generate images for analysis, enhancement and manipulation. Advanced measurement features provide tools for analysis, filtering and for compiling defect statistics. These systems sell at prices ranging from $40,000 to $400,000.

    GR PILOT-TM- FIXTURELESS FLYING PROBER

    GenRad's Pilot Solution is a "fixtureless" test solution designed to test and inspect populated PCBs by utilizing both "flying" and fixed probes to gain access to the components under test. This test technology verifies prototypes and initial production runs, which are typically small in quantity and utilize boards with limited test point access, and can be used as a diagnostic tool to augment the functional testing of PCB assemblies. This system is ideally suited for companies striving to reduce time-to-production of new products, as well as to eliminate the fixture costs and development times that are associated with traditional board test products. These systems sell at prices ranging from $200,000 to $300,000.

    VIPER-TM- PROCESS INSPECTION SOLUTIONS

    Viper Process Inspection Solutions are low-cost test and inspection solutions designed to provide real-time, closed-loop feedback regarding process variations and faults on a printed circuit board manufacturing line. This solution is ideally suited for companies that manufacture price sensitive consumer electronics products. To accommodate the local markets GenRad serves throughout the world, this system is offered with standard vacuum fixture compatibility, a Press Down Unit and an in-line configuration at prices ranging from $25,000 to $125,000.

    REWORK AND REPAIR SOLUTIONS

    GenRad's rework and repair systems for the assembled circuit board market combine fine-resolution alignment and computer-controlled thermal processing with an effortless control interface to provide simple operation to facilitate replacement of surface mount technology components on complex assembled circuit boards. These systems are offered in semi-automated and fully automated solutions.

    SHOP FLOOR LINE MANAGER ("SFLM")

    SFLM is a line control solution for electronic printed circuit assembly manufacturing. This solution is a packaged set of electronics manufacturing software applications that monitor and control the performance of electronics assembly lines. Designed exclusively for printed circuit board assembly, SFLM addresses the unique quality, performance and functional requirements of electronics manufacturers in an off-the-shelf solution.

    SHOP FLOOR DATA MANAGER-TM- ("SFDM")

    This GenRad solution is the leading Manufacturing Execution System ("MES") for discrete manufacturing. It is used extensively in Electronics, Aerospace, Defense and Automotive industries. SFDM monitors all aspects of production giving up-to-the-minute information. Unplanned events often become known before they become critical, giving time to take action. In many cases SFDM will provide pre-planned alternatives or fallback action, all within a quality assured and process-recorded environment. SFDM gives instant status information to keep customers satisfied and the ability to analyze what went wrong to improve processes for the future.

FUNCTIONAL SOLUTIONS

    GenRad's FS business segment focuses on functional test platforms for manufacturers of telecommunications, computers and automotive electronics. Testing the hardware that drives the internet,

GenRad's Functional Solutions provide the test platform for technologies like xDSL, cable modems, optical switches and a wide range of network routers, bridges and switches.

    GenRad's FS business is headquartered in Westford, MA and consists of the following product offerings, which collectively make up the FS product class.

    GENEVA-TM- TEST AND MEASUREMENT SYSTEMS

    Our VXI-based GENEVA (GenRad Extended VXI Architecture) Test and Measurement systems offer superior product verification performance for high-volume manufacturing environments. The GENEVA platform provides the industry's most accurate and repeatable production test measurements, formulated to be repeated from tester to tester. GenRad offers turnkey GENEVA solutions for manufacturers serving telecom, datacom, medical, and mil-aero industries. These solutions include hardware, software, fixturing, and applications development tailored specifically for a product's needs and manufacturing environment. These systems sell at prices ranging from $100,000 to $500,000.

    GR VERSA-TM-

    GR Versa is a flexible, low-cost functional test solution. The complete GR Versa test solution offers a standardized hardware platform, complete with instrumentation and PXIscan switching modules. It can be configured for specific industry test requirements such as automotive, datacom, or personal computers. GenRad also develops GR Versa based industry specific turnkey solutions.

DIAGNOSTIC SOLUTIONS

    GenRad is the leading global supplier of diagnostic and information solutions, specializing in the support of complex electronically controlled vehicles throughout their lifecycle from design through manufacturing to service. Through our vision of tying design, manufacturing and service together, our solutions turn data into knowledge throughout the supply chain. The GenRad DS segment provides software and hardware solutions for automotive and transportation OEMs, and independent service providers.

    The GenRad DS business segment is headquartered in Manchester, UK.

    OEM SERVICE SOLUTIONS

    GenRad provides services and solutions utilized by the OEM and its franchised repair network. The Company's engineers configure diagnostic tools during the OEM's product design phase and then expand on this technology to provide OEMs with aftermarket service applications.

    ADVANCED MANUFACTURING SOLUTIONS

    Advanced Manufacturing Solutions consist of services utilized by the OEM during the manufacturing stage. The Company partners with an OEM and equips its manufacturing facilities with both on-site engineers and systems that test and configure electronic units.

    AFTERMARKET DIAGNOSTICS

    Aftermarket diagnostic service and solutions are targeted to the independent repair aftermarket comprised of repair facilities that are not associated with the OEM franchised repair network.

SUPPORT AND SERVICES

    GenRad's SS business segment focuses on maintenance programs, on-site and remote support, programming and training to help customers optimize their GenRad hardware and software solutions. GenRad Support and Services are designed to keep GR hardware and software solutions running at peak efficiency and minimizing down time. GenRad service engineers are trained to assist customers in getting the most out of their GenRad production assurance solutions.

    GENRAD PROGRAMMING SERVICES

    This group provides programming services, fixture development and on-site training and support to owners of in-circuit and functional testers throughout the United States and Europe. Fixtures which match the test device with the device under test are generally custom designed (both hardware and software) and range in price from $7,500 to $90,000.

PRINCIPAL MARKETS AND CUSTOMERS

    The principal markets for GenRad's product and service offerings include, but are not limited to, original equipment manufacturers of electronics, electronic components and peripherals, contract electronics manufacturers and transportation and telecommunications companies. The Company believes each of these industries will continue to be a significant revenue source for the Company. These markets are characterized by rapid technological change, an increased demand for specific feature requests by customers, evolving industry standards, and frequent new product introductions. The introduction of products embodying new technology or the emergence of new industry standards or practices could render the Company's existing products obsolete or otherwise unmarketable. Future operating results are dependent upon the Company's ability to develop, design, manufacture and market technologically innovative products that meet customer needs. During 1998, the Company began substantial work under a multi-year hardware, software and services contract with Ford Motor Company ("Ford"). Pursuant to the agreement, the Company has undertaken to provide customers of Ford with diagnostic tools designed to enable Ford's dealers to test and diagnose problems with electrical systems in Ford vehicles. At
December 30, 2000 and January 1, 2000 Ford accounted for 22% and 16% of consolidated accounts receivable, respectively. During 2000, 1999 and 1998, Ford accounted for 20%, 31% and 11% of consolidated revenues, respectively.

SALES, SUPPORT AND DISTRIBUTION

    GenRad sells and supports its products primarily through its own sales and support organizations. The Company maintains sales offices and support centers in the United States, Mexico, the United Kingdom, Germany, France, Switzerland, Italy, Sweden, the Netherlands, Singapore and Malaysia. GenRad also contracts with independent representatives throughout the world to provide sales and support services, primarily in areas not covered directly by a GenRad sales and support center.

SUPPLIERS

    GenRad purchases certain materials and components used in the manufacture of products from various single sources, primarily United States companies. The Company's purchasing strategy is to develop supportive supplier partnerships to leverage core competencies by driving material through a preferred supplier base committed to excellence through continuous improvement. The Company has developed alternative sources of supply for most materials and components; however, certain microcomputers, microprocessors, general-purpose digital computers and custom semiconductor devices are available only from a limited number of suppliers worldwide. Management does not believe that the loss of any one of its primary materials or components suppliers would have a material adverse effect on its results of operations, financial position or cash flow.

    In March 2001, it was announced that the Company has entered into a major long-term multi-year manufacturing partnership with IEC Electronics Corporation which will provide turnkey printed circuit board manufacturing services for all GenRad products. The Company has had an on-going relationship with IEC since February 1999.

FOREIGN OPERATIONS

    GenRad's operations abroad consist of selling, marketing, distributing and servicing products and providing other types of customer support services such as software development. GenRad is subject to the usual risks of international trade, including unfavorable economic conditions, political instability, restrictive trade policies, controls on funds transfers and foreign currency fluctuations. Financial information concerning GenRad's foreign operations is included in Note 11 to the Company's consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

BACKLOG

    Backlog, represented by those orders received which are backed by a purchase order, at the end of 2000 was approximately $42.3 million as compared to approximately $30.9 million at the end of 1999. Most orders are fulfilled within three months of receipt. The Company believes that a substantial portion of the 2000 backlog will be recognized as revenue during the first quarter of 2001. Although orders are subject to cancellation, GenRad's experience has been that losses resulting from cancellations are not material, however refer to "Factors That May Affect Future Results".

COMPETITIVE CONDITIONS

    Competition, from both domestic and foreign competitors, remains intense across all business segments. Certain of the Company's competitors are substantially larger companies with greater resources. For example, the Company competes with Agilent Technologies, Inc. and Teradyne Corporation in its PS and FS businesses and with Siemens A.G. and Bosch in its DS business. Typically, GenRad meets competition by carefully selecting its markets and by developing its products to meet the needs of each group of customers. Primary competitive factors are product performance, customer specific applications engineering, customer support services and pricing. The PS market is subject to rapid change, and success is dependent on the development of new technologies and products. A key competitive advantage for GenRad is the Company's broad and integrated product family and its extensive hardware and software capabilities.

RESEARCH AND DEVELOPMENT

    GenRad's expenditures for the development of new products and services, and the improvement of existing products and services, were approximately
$29.0 million in 2000, $20.0 million in 1999 and $19.0 million in 1998. The expenditures were primarily for staffing and related expenses for hardware and software development in all product segments.

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

ENVIRONMENT

    GenRad's manufacturing facilities are subject to numerous laws and regulations designed to protect the environment. GenRad does not anticipate that compliance with such laws or regulations presently in effect will adversely affect its capital expenditures, earnings or competitive position. GenRad does not expect to incur any material expenditures for environmental control facilities in 2001.

EMPLOYEES AND EXECUTIVE OFFICERS

    GenRad had 1,524 employees, including contract employees, on December 30, 2000 and 1,296 employees on January 1, 2000. None of GenRad's employees are covered by collective bargaining agreements and GenRad believes relations with its employees are good.

    All officers are elected by the Board of Directors (the "Directors"). Elected officers hold office until the first meeting of the Directors following the Annual Meeting of Shareholders (the "Annual Meeting") and thereafter until a successor is duly elected and qualified. There are no family relationships among the officers and/or directors. The officers are as follows:

NAME                               AGE      OFFICE
----                             --------   ------
Robert M. Dutkowsky............     46      Chairman, Chief Executive Officer, and President
Walter A. Shephard.............     47      Chief Financial Officer, Vice President, Global Business
                                            Operations, Treasurer and Clerk
Ronald W. Lindell..............     49      Vice President, Process Solutions
Peter R. Miles.................     45      Vice President, Diagnostic Solutions and Managing Director,
                                            GenRad Ltd.
Brian C. Quirk.................     42      Vice President, Global Technology
Lori B. Hannay.................     44      Vice President, Global Human Resources

    Robert M. Dutkowsky, Chairman, President, and Chief Executive Officer, joined GenRad in April 2000. Previously, Mr. Dutkowsky served as President of Data General, a division of EMC. Mr. Dutkowsky joined EMC in 1997 as Executive Vice President, markets and channels. Prior to his tenure with EMC, Mr. Dutkowsky served twenty years with International Business Machines Corporation in a series of sales, marketing and senior management roles. Among his roles at IBM, Mr. Dutkowsky was Vice President of Worldwide Sales and Marketing for IBM's RS/6000 business. He also served as IBM's Vice President and General Manager, Channels, Distribution and General Business for IBM Asia Pacific; Executive Assistant to the IBM Chief Executive Officer and Chairman of the Board; and General Manager for two major IBM U.S. business units.

    Walter A. Shephard was elected Chief Financial Officer, Vice President, Global Business Operations, Treasurer and Clerk in November 1998. From May 1998 to November 1998, Mr. Shephard held the position of Vice President and Chief Operating Officer for Worldwide Financial Operations. From July 1997 to
May 1998, he served as Treasurer and Vice President, Investor Relations. From February 1991 to August 1997, Mr. Shephard was Treasurer and Clerk. Prior to that he served the Company in a variety of finance positions. Mr. Shephard joined GenRad in 1983.

    Ronald W. Lindell was elected Vice President, Process Solutions in
July 2000. Mr. Lindell has a multi-disciplined background gained from various positions held at such companies as Nicolet Imaging Systems (a Thermo Electron subsidiary acquired by GenRad in March 2000), Nicolet Instrument Corporation, Gould Inc., Jostens and Tonka Corp. These positions include Divisional President, International Sales Manager, Vice President of Manufacturing, Vice President of Finance and Corporate Controller.

    Peter R. Miles was elected Vice President, Diagnostic Solutions in
April 2000. Mr. Miles is also the Managing Director of GenRad Ltd., one of the Company's subsidiaries. Mr. Miles joined GenRad in 1984 and has held a number of roles in engineering, sales, marketing and business development.

    Brian C. Quirk was elected Vice President, Global Technology in July 2000. From June 1999 to June 2000, Mr. Quirk held the position of Vice President, Global Manufacturing. From January 1998 to June 1999, Mr. Quirk served as Vice President of Manufacturing for GenRad's Electronic Manufacturing

Solutions line of business. From May 1996 to January 1998, he was Director of Manufacturing and Materials Manager. Prior to that he served GenRad in a variety of manufacturing capacities. Mr. Quirk joined GenRad in 1995.

    Lori B. Hannay was elected Vice President, Global Human Resources in November 1998. From November 1996 to May 1998, she was GenRad's Vice President, Human Resources. From November 1994 to November 1996 she served as the Company's Director of Compensation and Benefits. From July 1990 to November 1994,
Ms. Hannay was Corporate Secretary and Vice President of Human Resources for First Inter-Bancorp.

ITEM 2.  PROPERTIES

    In March 1999, the Company entered into a 7 year lease for research and development and office space located in Atlanta, Georgia. The facility will serve primarily as a development center and sales office, along with certain administrative functions for GenRad's PS operations. The facility includes 26,500 square feet of office space.

    In October 1996, the Company's European subsidiary entered into a 15-year lease commitment at the Orion Business Park located in Manchester, England. The facility, encompassing 75,000 square feet, is primarily used for administrative and engineering office space for the DS business.

    In July 1996, the Company entered into a 15 year lease for two adjoining properties located in Westford, Massachusetts. These leased facilities include 130,000 square feet of prime office space used for the Company's corporate headquarters, research and development and general business offices and 100,000 square feet used for manufacturing operations.

    In addition, GenRad engages in research, design, manufacturing or marketing operations in leased facilities throughout the United States and Europe. In the opinion of management, all of GenRad's properties are well maintained and the current facilities are adequate for its present needs.

ITEM 3.  LEGAL PROCEEDINGS

    None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANTS' COMMON STOCK AND RELATED SHAREHOLDER MATTERS

STOCK PRICE INFORMATION

    The Company's common stock is traded on the New York Stock Exchange under the symbol GEN. The following table shows the quarterly high and low closing price for a share of the Company's common stock for 2000 and 1999.

                                                              2000                                        1999
                                            -----------------------------------------   -----------------------------------------
                                                   HIGH                   LOW                  HIGH                   LOW
                                            -------------------   -------------------   -------------------   -------------------
1ST QUARTER...............................     16    5/8             12    3/8             21    15/16           14    1/8
2ND QUARTER...............................     13    1/16             7    1/16            22    3/8             14
3RD QUARTER...............................     11    5/16             7    7/8             22    1/8             17    5/16
4TH QUARTER...............................     12    3/16             9    1/16            19    15/16           15    1/2

    As of March 26, 2001 there were 2,653 stockholders of record holding 28,509,554 shares of the Company's common stock.

DIVIDENDS

    It is the policy of the Company to retain earnings to support the growth and expansion of the Company's business. Although the Company has paid dividends in the past, there are no plans to resume paying dividends in the foreseeable future. Payment of dividends is restricted by financing agreements to which the Company is a party.

ITEM 6. SELECTED FINANCIAL DATA

    The selected financial data set forth below are derived from the consolidated financial statements, which have been audited by PricewaterhouseCoopers LLP, independent accountants. The consolidated balance sheets for 2000 and 1999 and the related consolidated statements of operations and cash flows for the three years ended December 30, 2000 and notes thereto appear elsewhere in this Form 10-K. The data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial

Condition and Results of Operations" and the Company's consolidated financial statements and related notes thereto included elsewhere in this Form 10-K.

(DOLLAR AND SHARE AMOUNTS IN THOUSANDS):    2000(A)      1999     1998(B)      1997       1996
----------------------------------------    --------   --------   --------   --------   --------
OPERATIONS:
Total revenue.............................  $341,655   $301,948   $224,789   $236,761   $183,545
Gross margin..............................   137,704    135,191    105,912    126,764     96,408
Operating income (loss)...................    18,965     49,102    (14,294)    38,486     25,856
Net income (loss).........................    21,647     47,494     (9,068)    41,295     27,335
Net income (loss) per common and common
  equivalent share:
Basic.....................................      0.77       1.66      (0.32)      1.54       1.22
Diluted...................................      0.75       1.60      (0.32)      1.43       1.11

BALANCE SHEET:
Current ratio.............................       2.0        2.9        2.5        3.6        2.7
Total assets..............................  $369,605   $248,639   $208,225   $178,957   $115,765
Long-term debt, including current portion     93,640      6,006      8,487     10,953        146
Stockholders' equity......................   200,757    176,835    134,031    115,013     63,680
Other data:
Number of employees.......................     1,524      1,296      1,270      1,388      1,239
Weighted average common and common
  equivalent shares used in computing per
  share amounts
    Basic.................................    28,205     28,669     28,003     26,814     22,488
    Diluted...............................    28,731     29,683     28,003     28,788     27,484

------------------------

(a) Operating income (loss), net income (loss) and net income (loss) per common and common equivalent share includes the effect of charges related to acquired in-process research and development totaling $0.5 million and restructuring and other charges totaling $1.3 million.

(b) Operating income (loss), net income (loss) and net income (loss) per common and common equivalent share includes the effect of charges related to acquired in-process research and development totaling approximately
    $10.1 million, impairment losses totaling approximately $4.9 million, restructuring charges totaling approximately $8.8 million and other charges totaling approximately $7.7 million. Gross margin includes the effect of restructuring and other charges totaling approximately $4.9 million.

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

OVERVIEW

    GenRad develops, manufactures and markets advanced performance-assurance technologies. GenRad's primary global markets for OEM and contract manufacturers include computers, advanced telecommunications for e-commerce and internet services, and diagnostic systems for the transportation/ automotive industry. The Company operates primarily in the United States, western Europe and southeast Asia.

    GenRad is comprised of four lines of business bringing to market integrated hardware, software and service solutions that empower always-on services and un-interruptable business applications:

    - Process Solutions ("PS") focuses on in-circuit test, x-ray test and re-work solutions as well as plant and line management solutions for electronic product manufacturers.

    - Functional Solutions ("FS") focuses on functional test platforms for manufacturers of telecommunications, computers and automotive electronics.

    - Diagnostic Solutions ("DS") focuses on service bay and manufacturing solutions for transportation OEMs and independent service providers.

    - Support and Services ("SS") focuses on maintenance programs, on-site and remote support, programming services and training to help customers optimize their hardware and software solutions.

RESULTS OF OPERATIONS

    The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items in the Company's consolidated statement of operations.

                                                                    2000          1999          1998
                                                                  --------      --------      --------
Total revenue...............................................       100.0%        100.0%        100.0%
Cost of revenue.............................................        59.7          55.2          52.9
                                                                   -----         -----         -----
Gross margin................................................        40.3          44.8          47.1
Selling, general and administrative.........................        23.6          21.0          30.2
Research and development....................................         8.5           6.6           8.4
Amortization of acquisition-related intangible assets.......         2.1           0.9           0.8
Acquired in-process research and development                         0.1            --           4.5
Restructuring and other charges.............................         0.4            --           3.9
Loss from impairment of intangible assets...................          --            --           2.2
Arbitration settlement......................................          --            --           3.4
                                                                   -----         -----         -----
Total operating expenses....................................        34.7          28.5          53.4
Operating income (loss).....................................         5.6          16.3          (6.3)
Other expenses..............................................        (2.3)         (0.5)         (0.6)
Income tax benefit (provision)..............................         3.0          (0.1)          2.9
                                                                   -----         -----         -----
Net income (loss)...........................................         6.3%         15.7%        (4.0)%
                                                                   =====         =====         =====

2000 VS. 1999

ORDERS

    Orders for the Company's products and services increased to $349.8 million for 2000 from $311.2 million for 1999. Excluding orders from the acquisitions of Nicolet Imaging Systems and Sierra Research Technology (collectively "NIS") and Autodiagnos AB ("Autodiagnos"), which were completed on March 24, 2000 and
April 12, 2000 respectively, orders totaled $323.8 million for 2000. PS orders totaled $186.6 million for 2000 compared to $137.9 million for 1999. Excluding NIS, PS orders totaled $164.3 million for 2000. FS orders totaled $22.1 million for 2000 compared to $12.9 million 1999. DS orders totaled $67.1 million for 2000 compared to $75.7 million for 1999. Excluding orders of Autodiagnos, DS orders totaled $63.4 million for 2000. SS orders totaled $74.0 million for 2000 compared to $84.7 million for 1999.

    PS orders increased $26.4 million for 2000 compared to 1999 when excluding orders of NIS, driven by strengthening contract manufacturing demand for the segment's in-circuit test products and software solutions with a significant fourth quarter SFDM order from Celestica, Inc.. Orders for these products increased $21.5 million and $4.9 million, respectively during 2000 as compared to 1999. FS orders increased $9.2 million for 2000 compared to 1999 driven by increased demand for Geneva products, principally from Alcatel and Cisco Systems. DS orders decreased $12.3 million for 2000 compared to 1999 when excluding orders of Autodiagnos. The decrease is attributable to orders received during 1999 relating to the launch of the Ford WDS 3500 product. In 2000, $44.0 million of orders of this product were received compared to $65.8 million in 1999. Offsetting this decrease in orders for the WDS 3500 product was an increase in orders of $9.8 million in Advanced Manufacturing Systems ("AMS") and $4.1 million in Independent Repair Market ("IRM").

    North American orders totaled $178.3 million for 2000 compared to $173.4 million for 1999, an increase of $4.9 million. Excluding orders of NIS, orders decreased $9.9 million. This decrease was primarily due to a decline in orders of the Ford WDS 3500 product, which resulted in a decrease of $32.0 million during 2000. In addition, there was a decrease in SS orders of $2.3 million. These decreases were offset by increases of $4.8 million in FS orders and $18.4 million of PS orders due to strengthening demand in several product lines.

    European orders totaled $129.4 million for 2000 compared to $116.6 million for 1999, an increase of $12.8 million. Excluding orders of NIS and Autodiagnos, orders increased $6.7 million. This increase is primarily attributable to improved demand for in-circuit test products of $3.4 million in PS and an increase in orders of $3.0 million in FS and $10.1 million in DS. These increases were offset by a decrease in SS orders of $9.3 million.

    Asian orders totaled $42.0 million for 2000 compared to $21.2 million for 1999, an increase of $20.8 million. Excluding orders of NIS, orders increased $15.8 million. This increase is primarily attributable to improved demand for in-circuit test products in PS of $5.0 million and WDS products in DS of $8.5 million.

REVENUE

    Total revenue increased to $341.7 million for 2000 from $302.0 million for 1999. Excluding revenue of NIS and Autodiagnos, revenue totaled $314.0 million for 2000. PS revenue totaled $186.7 million for 2000 compared to $135.9 million for 1999. Excluding revenue of NIS, PS revenue totaled $162.6 million for 2000. FS revenue totaled $16.4 million for 2000 compared to $13.1 million for 1999. DS revenue totaled $63.6 million for 2000 compared to $77.0 million for 1999. Excluding revenue of Autodiagnos, DS revenue totaled $60.2 million for 2000. SS revenue totaled $74.9 million for 2000 compared to $76.0 million for 1999.

    PS revenue increased $26.7 million for 2000 compared to 1999 when excluding revenue of NIS. The increase was due to $20.6 million in incremental revenue related to the in-circuit test products principally related to strengthening contract manufacturing demand and $6.4 million in increased SFDM software licensing revenue related to the SFDM order from Celestica.

    FS revenue increased $3.3 million in 2000 compared to 1999 as a result of higher Geneva product shipments of $2.7 million, principally to Alcatel and Cisco Systems and $0.6 million in higher Versa product shipments.

    DS revenue decreased $16.8 million for 2000 compared to 1999 when excluding revenue of Autodiagnos. The decrease in DS revenue is attributable to the WDS 3500 product. Revenues from this product were $23.4 million lower during 2000. In 2000, the Company shipped approximately 6,300 WDS units compared with approximately 10,000 units in 1999.

    SS revenue decreased $1.1 million for 2000 compared to 1999. Service revenue for PS products totaled $39.1 million for 2000 compared to $40.6 million for 1999. Service revenue for FS products totaled $3.0 million for 2000 compared to $3.1 million for 1999. Service revenue for DS products totaled $24.0 million for 2000 compared to $25.9 million for 1999, a $1.9 million decrease associated with the reduced product revenue in the DS line of business.

    Revenue from international markets increased to $196.4 million, or 57.5% of revenue for 2000 from $153.7 million, or 50.9% of revenue for 1999. The increase in international revenue in dollars, and as a percentage of total revenue, reflects the Company's the continued expansion of the Company's products and services in Europe and Asia and increased European and Asia revenues related to the Ford WDS 3500 product. Additionally, international revenues from acquisitions in 2000 totaled $15.9 million.

GROSS MARGINS

    Gross margin was $137.7 million, or 40.3%, for 2000 compared to $135.2 million, or 44.8%, for 1999. The increase in gross margin dollars reflects strengthened in-circuit test products margin of $18.0 million and $8.5 million related to the acquisitions of NIS and Autodiagnos. This increase was offset by an $11.0 million reduction in margin related to the significant decrease in WDS 3500 product unit sales, which also contributed to the decrease in the gross margin percentage as WDS margins decreased to 4.5% in 2000 from 19.2% in 1999. Additionally, gross margin was impacted by a $7.5 million reduction in service margin and increased amortization costs of capitalized software and product related intangible assets of $3.5 million. As a percentage of revenue, gross margin declined 4.5% from 1999. The decrease reflects the significantly lower margin realized in SS for 2000 of 29.4% compared to 38.7% for 1999.

    During the fourth quarter of 2000, the Company recorded a $5.2 million charge for inventory write-downs primarily as a result of the elimination of one product line, refocusing another and a forecasted reduction in demand from Ford for the WDS 3500 product. The $5.2 million charge is included as part of cost of revenue in the accompanying consolidated financial statements.

    Inventory turnover for 2000 decreased to 2.3 times as compared to 2.9 times for 1999. The decrease is primarily related to unfavorable turnover of in-circuit test products and Phase II of the implementation of SAP. Excluding inventory related to the WDS 3500 contract with Ford, inventory turnover was 3.1 times for 2000 compared to 3.7 times for 1999.

OPERATING EXPENSES

    Selling, general and administrative expenses increased to $80.7 million, or 23.6% of total revenue for 2000 from $63.2 million, or 20.9% of total revenue for 1999. Excluding expenses of NIS and Autodiagnos, selling, general and administrative expenses totaled $71.5 million during 2000. The increase in selling, general and administrative expenses in dollars is primarily attributable to the growth of the Company, including new European offices of $0.5 million and increased amortization expenses of $1.0 million associated with the next phase of the Company's enterprise resource planning ("ERP") system going live as of the beginning of the third quarter of 2000.

    Research and development expenses increased to $29.0 million, or 8.5% of total revenue for 2000 from $20.0 million, or 6.6% of total revenue for 1999. Excluding expenses of NIS and Autodiagnos, research and development expenses totaled $25.5 million for 2000. The increase in research and development expenses primarily reflects the Company's efforts to enter the automotive aftermarket in DS and on-going new product development efforts in PS systems, PS software solutions, and FS Versa system development targeted at the wireless and optical networking markets. There was a decrease in capitalized software costs of $0.6 million for 2000 compared to 1999. During 2000, on-going research and development projects and improvements continued for in-circuit and functional test equipment software, and system enhancements to the software suite of products. The Company expects to continue to invest in new product development and enhancements to its existing products.

    Amortization of acquisition-related intangible assets totaled $7.3 million, or 2.1% of total revenue, for 2000, compared to $2.8 million, or 0.9% of total revenue, for 1999. The increase in dollars, and as a percentage of revenue, is attributable to the acquisitions of NIS and Autodiagnos in 2000.

OTHER INCOME (EXPENSE)

    Other income and expense was $7.9 million for 2000 compared to $1.3 million for 1999 reflecting increased borrowings on its credit facility, primarily due to acquisitions.

INCOME TAX BENEFIT (PROVISION)

    In 2000, the Company recorded a net income tax benefit of $10.5 million. The resulting 95% tax benefit is compared to a 1% tax provision recorded in 1999. The Company's low effective income tax rate in each year results from the reversal of a portion of the deferred tax valuation allowance. Excluding the reversal of the deferred tax valuation allowance in 2000, the annual effective income tax rate amounted to approximately 36%. For 2001, the Company anticipates an annualized effective tax rate approximating the statutory rate.

1999 VS. 1998

ORDERS

    Orders for the Company's products and services increased to $311.2 million for 1999 from $221.5 million for 1998. PS orders totaled $137.9 million for 1999 compared to $124.7 million for 1998. FS orders totaled $12.9 million for 1999 compared to $15.7 million for 1998. DS orders totaled $75.7 million for 1999 compared to $15.3 million for 1998. SS orders totaled $84.7 million for 1999 compared to $65.8 million for 1998.

    PS orders increased $13.2 million for 1999 compared to 1998 due to increases across all product lines, principally in-circuit test products which increased $15.2 million. FS orders decreased $2.8 million for 1999 compared to 1998, which is attributable to a $3.6 million drop in demand for the Geneva product. The increase in DS orders of $60.4 million for 1999 compared to 1998 is primarily attributable to the launch of the WDS 3500 product for Ford.

    North American orders totaled $173.4 million for 1999 compared to $128.6 million for 1998. The increase in North American orders of $44.8 million consists of an increase in order activity related to the launch of the WDS 3500 product for Ford, which totaled $44.0 million in North American orders during 1999. There was also an increase in PS software product North American orders of $4.2 million attributable to the acquisition of ICC in April 1998. This was offset by declines of $2.5 million in order activity in other DS product lines and $4.5 million in the remaining lines of business due to the migration of certain of contract manufacturing customers to Eastern Europe. These declines were offset by an increase of $4.2 million in North American orders for PS software attributable to the acquisition of Industrial Computer Corporation ("ICC") in April 1998.

    European orders totaled $116.6 million for 1999 compared to $74.9 million for 1998. The increase of $41.7 million was primarily attributable to an increase in DS orders of $16.8 million due to the launch of the WDS 3500 product for Ford, which contributed $21.7 million of orders in Europe during 1999 and an increase in in-circuit test product orders of $13.7 million reflecting the continued migration of certain of the large contract manufacturers into Eastern Europe.

    Asian orders totaled $21.2 million for 1999 compared to $18.1 million for 1998. The increase is primarily attributable to increased in-circuit test product orders.

REVENUE

    Total revenue increased to $302.0 million for 1999 from $224.8 million for 1998. PS revenue totaled $135.9 million for 1999 compared to $123.5 million for 1998. FS revenue totaled $13.1 million for 1999 compared to $19.3 million for 1998. DS revenue totaled $77.0 million for 1999 compared to $10.0 million for 1998. SS revenue totaled $76.0 million for 1999 compared to $72.0 million for 1998.

    PS revenue increased $12.4 million for 1999 compared to 1998 due to increases across all product lines, principally in-circuit test products which increased $13.8 million. FS revenue decreased $6.2 million for 1999 compared to 1998 which is attributable to a $6.3 million drop in sales of Geneva products. The increase in DS revenue of $67.0 million for 1999 compared to 1998 is primarily attributable to the launch of the WDS 3500 product for Ford. Service revenue for PS products totaled $40.6 million for 1999 compared to $42.4 million for 1998. Service revenue for FS products totaled $3.1 million for 1999 compared to $0.1 million for 1998. Service revenue for DS products totaled $25.9 million for 1999 compared to $22.3 million for 1998.

    Revenue from international markets increased to $153.7 million, or 50.9% of revenue, for 1999 from $116.3 million, or 51.7% of revenue, for 1998. The increase in international revenue in total reflects the increased revenue in Europe associated with the Company's launch of the WDS 3500 product for Ford and the continued expansion of the Company's contract manufacturing customers into Eastern Europe and Mexico. The percentage decrease resulted from increased volume of business in North America attributable to the launch of the Company's WDS 3500 product for Ford during 1999. Revenues from international markets are subject to the risks of currency fluctuations.

GROSS MARGINS

    Gross margin was $135.2 million, or 44.8%, for 1999 compared to $105.9 million, or 47.1%, for 1998. Excluding one-time charges of $4.9 million related to the discontinuance of certain DS product offerings ($3.5 million) and the exit from the hardware portion of the Vision product line ($1.4 million), gross margins for 1998 were $110.8 million, or 49.3%.

    As a percentage of product revenues, product margins declined to 46.6% for 1999 from 52.8%, excluding one-time charges, for 1998. This decrease reflects the significantly lower margins realized on the WDS 3500 product compared to the higher margin PS products.

    As a percentage of service revenue, service margins decreased to 38.7% 1999 from 40.8% for 1998. The relatively stable service margins reflects increased margins in PS software attributable to the acquisition of ICC in April 1998. This increase is offset by declining margins in other PS and DS product lines indicative of the competitive market conditions in the end markets for PS and DS products.

    Inventory turnover for 1999 increased to 2.9 times per year as compared to
2.5 times per year for 1998. The increase is primarily related to increased operating efficiencies in manufacturing resulting from restructuring efforts in 1998 and overall improved inventory management and significant turnover related to the WDS 3500 product. Excluding inventory related to the contract with Ford, inventory turnover for 1999 increased to 3.7 times per year as compared to 3.0 times per year for 1998.

OPERATING EXPENSES

    Selling, general and administrative expenses decreased to $63.2 million, or 21.0% of total revenue for 1999 from $67.9 million, or 30.2% of total revenue for 1998. The decrease in selling, general and administrative expenses, in dollars and as a percentage of total revenue, is attributable to the restructuring actions management implemented during the second and third quarters of 1998, accounting for approximately $3.8 million of reduced expenses for 1999. This decrease was offset by approximately $1.2 million in incremental selling, general and administrative expenses resulting from the acquisition of ICC in April 1998.

    During the fourth quarter of 1999, selling, general and administrative expenses for the year ended 1999 were reduced by approximately $1.8 million related to a reduction in accruals which were recorded during the first three quarters of 1999. The total of $1.8 million consists primarily of $1.7 million of management and sales incentive bonus payments, which had been accrued during the first three quarters of 1999 yet, deemed unearned as of the end of the year.

    The Company purchased non-participating group annuity contracts for a group of U.S. pension plan participants representing approximately two-thirds of the remaining liability. The purchase resulted in a gain of $1.2 million during the three months ended January 1, 2000. This gain is included in selling, general and administrative expenses in the accompanying financial statements.

    Research and development expenses increased to $20.0 million, or 6.6% for 1999 from $19.0 million, or 8.4% for 1998. In 1999, the primary research and development projects were for in-circuit and functional test equipment software, design of a next generation in-circuit hardware platform, system enhancements to support automation capabilities and enhancements to the PS software suite of products. The Company capitalized $4.8 million and $4.9 million of software development costs for 1999 and 1998, respectively. The majority of costs capitalized in fiscal 1999 related to new PS product and software developments.

    Amortization of acquisition-related intangible assets totaled $2.8 million, or 0.9% of total revenue, for 1999, compared to $1.9 million, or 0.8% of total revenue, for 1998. The increase in dollars is attributable to the amortization of ICC intangibles for a full year in 1999 as compared to a partial year in 1998.

OTHER INCOME (EXPENSE)

    Other income expense was $1.3 million for 1999 and 1998. The stability from year to year reflects higher interest expense due to increased borrowings on the credit facility offset by lower average interest rates on the five-year term loan.

INCOME TAX BENEFIT (PROVISION)

    In 1999, the Company recorded a net tax expense of $0.3 million. The resulting 1% effective rate is compared to a 42% tax benefit recorded in 1998. The Company's low effective income tax rate in each year results from the reversal of a portion of the deferred tax valuation allowance.

ASSET IMPAIRMENT LOSS

    In 1996, the Company purchased Test Technology Associates, Inc. ("TTA") and Testware, Inc. ("Testware"). These components provide custom test programming, text fixture integration and other value-added services to manufacturers and users of electronic products. Additionally, GenRad acquired certain assets of Field Oriented Engineering, AG in 1996, consisting primarily of the software program known as TRACS-Registered Trademark- III, which is sold to electronic manufacturing systems customers. The excess purchase price over the net assets acquired for these acquisitions was recorded as long-term intangibles, primarily goodwill.

    The financial performance of these entities was less than anticipated and negatively impacted by the decline in the in-circuit test market. Due to these factors as well as certain management changes during the second quarter of 1998, the Company prepared revised projections of future net cash flows relating to these businesses, which indicated that the businesses would not generate sufficient net cash flows to realize the carrying value of the intangible assets. As a result of this analysis, a $4.9 million impairment loss, representing the net book value of goodwill, was recorded during the second quarter of 1998 and is included in the accompanying consolidated financial statements.

ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT

    During the first quarter of 2000, the Company acquired the rights to certain X-ray technologies as part of its purchase of NIS for which technological feasibility had not been established and no alternative future uses were identified. Consequently, a portion of the purchase price relating to acquired in-process research and development was expensed at the time of the acquisition. The total of $0.5 million is included as acquired in-process research and development in the accompanying consolidated statements.

    During the third quarter of 1998, the Company acquired the rights to certain diagnostic software for which technological feasibility had not been established. The Company uses the acquired technology in the development and diagnosis of increasingly complex mechatronic systems, particularly in vehicle systems. At the time of the acquisition, the acquired technology had not yet reached technological feasibility and had no alternative future uses and, accordingly, the entire purchase price was expensed. The total of $1.7 million is included in acquired in-process research and development in the accompanying consolidated financial statements.

RESTRUCTURING AND OTHER CHARGES

    During the second quarter of 2000, the Company implemented a reorganization plan in connection with the election of Robert M. Dutkowsky as Chairman, President and Chief Executive Officer. As a result, the employment of certain members of management, including the then current Chief Executive Officer, was terminated. A charge of $4.1 million for severance costs was recorded during the second quarter. As of December 30, 2000 the remaining balance was $0.1 million.

    During the first quarter of 2000, the Company implemented a restructuring plan involving closure of the Company's Portland, Oregon office and a management restructuring of DS in the Manchester, UK facility. The plan resulted in a workforce reduction of approximately 25 employees, mainly consisting of engineering, marketing and training functions. In accordance with EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity" the Company recorded a restructuring charge during the first quarter of 2000 of $1.0 million, which included severance costs of $0.7 million and facility closure costs of $0.3 million. As of December 30, 2000 the remaining reserve balance was $0.1 million. Additionally, during the first quarter of 2000, the Company completed the extension of a sublease entered into at a facility in Maidenhead, England to include the Company's remaining lease obligation through 2013. As a result of this extension, the Company reversed a charge recorded in fiscal 1993 for excess facility reserves. This restructuring charge included accruals related to the lease costs of the facility. The sublet of the facility resulted in the reversal of the remaining $3.5 million of the restructuring accrual.

    During the second and third quarters of 1998, the Company restructured its operations, which resulted in a workforce reduction of approximately 230 manufacturing and general and administrative employees or 15% of the Company's workforce. In accordance with EITF 94-3, the Company recorded a charge for restructuring totaling approximately $6.8 million, including $5.2 million for severance costs and post-employment benefits, $1.0 million for write-offs of certain fixed assets which were no longer to be utilized and $0.6 million for the termination fees of certain equipment and real estate leases. Additionally, the Company ceased its manufacturing operations at its Manchester, UK facility. Inventory related to the manufacture of certain ADS products and the cessation of ADS' contract manufacturing business totaling $3.5 million was charged to cost of products sold. In addition, restructuring charges totaling approximately $0.5 million were recorded related to a workforce reduction of approximately 20 manufacturing people and certain fixed assets which were no longer to be utilized.

    During the third quarter of 1998, the Company completed an in depth analysis of the hardware portion of its Vision product line resulting in a decision to exit this business. Exiting the Vision hardware product line resulted in charges totaling $2.8 million. These charges related to fixed assets which were no longer to be utilized and certain excess inventory, inventory purchase commitments and prepaid royalties.

Of the total of $2.8 million, $1.4 million is recorded in costs of products sold and $1.4 million is recorded as restructuring charges in the accompanying consolidated financial statements.

    Through December 30, 2000, payments and adjustments made against the 1998 restructuring reserves totaled $8.7 million with a remaining balance of $0.1 million as of December 30, 2000.

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

    On April 7, 1999, the parties agreed to settle all claims arising from the acquisition of ICC. In connection with the settlement, the Company paid
$7.0 million, net of insurance proceeds of $4.0 million. In 1998, the Company recorded a charge to operations totaling $7.7 million representing the cost of the settlement.

ACQUISITION OF AUTODIAGNOS AB

    On April 12, 2000, the Company acquired substantially all of the outstanding capital stock of Autodiagnos AB ("Autodiagnos"). Autodiagnos is an automotive aftermarket diagnostic software and equipment vendor based in Stockholm, Sweden. It also maintains sales offices in England, the Netherlands, Germany and the United States.

    Consideration paid for Autodiagnos totaled $26.7 million in cash. Direct costs related to the acquisition totaled $1.3 million, consisting primarily of legal and accounting fees. The consideration paid was funded through the Company's credit facility. The transaction was accounted for as a purchase, and accordingly, the purchase price was allocated to the assets and liabilities assumed based on their respective fair values. Identified intangible assets are being amortized on a straight-line basis over a period of 4 to 10 years. Goodwill is being amortized on a straight-line basis over a period of 10 years. The results of Autodiagnos are included in the consolidated financial statements beginning from the date of purchase.

    The purchase price was allocated to the tangible and intangible assets of Autodiagnos as follows (in thousands):

Goodwill....................................................  $17,058
Developed technology........................................    6,570
Assembled workforce.........................................      594
Patents and trademarks......................................    1,686
Customer list...............................................    4,833
Assets, primarily accounts receivable, inventory and
  property and equipment....................................    3,239
Liabilities assumed.........................................   (6,019)
                                                              -------
Total.......................................................  $27,961
                                                              =======

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

    Consideration paid for NIS totaled $40.0 million in cash. Direct costs related to the acquisition totaled $0.5 million, primarily consisting of legal and accounting fees. The consideration paid was funded through the Company's credit facility. The transaction was accounted for as a purchase, and accordingly, the purchase price was allocated to the assets and liabilities assumed based on their respective fair values. Identified intangible assets are being amortized on a straight-line basis over a period of 5 to 7 years. Goodwill is being amortized on a straight-line basis over a period of 10 years. The results of NIS are included in the consolidated financial statements beginning from the date of purchase.

    The purchase price was allocated to the tangible and intangible assets of NIS as follows (in thousands):

Goodwill....................................................  $10,202
Developed technology........................................    4,500
Assembled workforce.........................................    2,550
Patents and trademarks......................................    6,400
Customer list...............................................    5,900
Acquired in-process research and development................      500
Assets, primarily accounts receivable and inventory.........   13,645
Liabilities assumed.........................................   (3,207)
                                                              -------
Total.......................................................  $40,490
                                                              =======

ACQUISITION OF MANUFACTURING EXECUTION SYSTEMS

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

    The in-process project consists of the development of ICC's existing UNIX based product using an object oriented design and standard programming language which will provide users of the product the ability to use ICC's Shop Floor Data Manager-TM- ("SFDM") product on varied operating platforms. The primary project tasks open at the time of acquisition included completion of the design of certain modules, or objects, which would house the program code, completion of program code written in the new language and preliminary quality assurance and testing of the product. At the time of acquisition, additional development remained on all tasks (management estimated that the project was approximately 69% complete) and costs to complete were estimated to total approximately $928,000. At the time of the acquisition, management believed that the product being developed would become available for sale in late 1999.

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

    As of December 30, 2000, the technological feasibility of the project had been reached with the development effort on-going. No significant departures from the assumptions included in the valuation have occurred. In fact, SFDM v4.7.0 development was completed and made available for sale in November 2000 and the Company is now benefiting from the acquired in-process research and development.

LIQUIDITY AND SOURCES OF CAPITAL

SOURCES AND USES OF CASH

    Cash and cash equivalents at December 30, 2000 totaled $8.3 million compared to $7.0 million at January 1, 2000. The Company's current ratio at December 30, 2000 decreased to 2.0 from 2.9 at January 1, 2000. Net cash provided by operating activities, net of effects of acquisitions, was $2.7 million for 2000 compared to net cash provided by operating activities of $23.3 million for 1999.

    Net cash provided by operating activities during 2000 is primarily affected by an increase in accounts receivable of $27.7 million due to the increase in sales volume, inventory investments of $17.3 million, including incremental inventory of $3.8 million related to the Ford WDS 3500 contract, and a change in deferred tax assets of $11.9 million, mainly from a reversal of a portion of the deferred tax asset valuation allowance. These investments were partially funded by net income of $21.6 million as adjusted for depreciation and amortization of $25.5 million.

    During 2000, net cash used in investing activities was $92.2 million, compared to $21.6 million for 1999. Capital expenditures totaled $18.3 million for 2000 and $16.2 million 1999. Cash used in acquisitions, net of cash acquired, totaled $69.7 million for 2000 compared to $0.5 million for 1999. Cash used in the development of certain intangible assets, including software, totaled $4.3 million for 2000 compared to $4.9 million for 1999.

    The increase in capital expenditures for 2000 compared to 1999 is primarily attributable to investments in bringing production of the Ford WDS 3500 product in-house during 2000. Through 1999, the Company outsourced production of the WDS 3500 unit to a contract manufacturer. Total capital expenditures for 2000 related to bringing the production in-house were approximately $2.8 million. The Company currently forecasts capital expenditures for 2001 to be in the range of $11 million to $14 million.

    Beginning in 1998, the Company began implementation of SAP R/3-TM-("SAP"), an enterprise resource planning system. During 2000, total capital expenditures related to the SAP implementation totaled $7.5 million. At the end of 1998, the Company had completed Phase I of this project with the successful implementation of selected accounting and finance modules. During the first quarter of 1999, the Company began Phase II of this project, which involved the implementation of certain other modules, including human resources, sales, manufacturing and distribution related modules. While the Phase II go-live date of July 5, 2000 was achieved, the Company expects to continue to incur on-going expenses related to the implementation of SAP, however, such expenses are expected to be significantly less than those incurred in 1999 and 2000.

    Net cash provided by financing activities was $87.9 million for 2000 compared to net cash used in financing activities of $10.3 million for 1999. The change in cash provided by financing activities is attributable to the Company's significant additional borrowings for the purpose of funding strategic acquisitions. Net borrowings for 2000 totaled $87.5 million of which $63.8 million were related to acquisitions and $23.7 million was related to general working capital requirements, primarily inventory investment.

STOCK REPURCHASE PROGRAM

    During the second quarter of 1998, the Company commenced a stock repurchase program whereby the Company will purchase, in the open market, shares of its stock. On January 28, 2000, an additional

2,500,000 shares were authorized to be repurchased, increasing the total shares authorized to 5,000,000. The Company intends to buy back its stock at times when the market price of the stock presents opportunities to do so and depending on the Company's other cash requirements. The Company's stock repurchase plan is intended as a means to partially mitigate the dilutive impact of stock options. The Plan has been funded entirely through operating cash flow, however, the Company may if it considers it prudent, utilize its available credit facilities in connection with its stock repurchase program. Through 2000 and 1999, the Company utilized $36.0 million and $33.7 million, cumulatively, to repurchase 2,195,600 and 2,044,600 shares, respectively, of its common stock. Through 2000 and 1999, the Company had reissued 312,000 shares of treasury stock repurchased.

CREDIT FACILITY

    In March 2000, the Company re-negotiated its existing $50.0 million credit facility, increasing the total borrowings available to $125.0 million (the "new line"). The new line is supported by a syndicated group of banks and provides for up to $75.0 million to be utilized for acquisitions and $50.0 million to be used for general working capital purposes. The new line requires the Company to maintain certain leverage, operating cash flow and operating income covenants as well as non-financial operating covenants, as defined, and expires in March 2004. The new line is collaterized by substantially all of the Company's assets. Certain borrowings on the line, primarily related to acquisitions are payable quarterly, while the remaining borrowings on the line are payable on demand. The line bears interest at the lesser of the banks' prime rate plus 1.0% or LIBOR plus 2.0%, as determined from time to time by the banks. The interest rates on the credit facility at December 30, 2000, ranged from 8.66% to 10.5%. Under the terms of the new line, the Company is required to pay a commitment fee on the unused portion of the line of 0.75% of the total unused portion of the line dependent on the Company's operating performance. At December 30, 2000, borrowings outstanding under the line totaled $93.5 million, of which $63.8 million was related to acquisitions and $29.7 million related to general working capital.

    In 2000, the Company entered into three interest rate swaps to mitigate fluctuations in the variable interest rates related to the credit facility. The swaps were designated for the first $22.5 million, second $22.5 million and next $15.0 million of the outstanding principal of the credit facility with fixed interest rates of 6.99%, 7.0% and 6.93%, respectively. The new line requires the Company to maintain certain financial ratios. As of December 30, 2000, the Company was in compliance with these financial covenants (as amended). Given the downturn in the economy the Company anticipates a loss in the first quarter of 2001, which may violate the financial covenants attached to the new line. The Company is currently in discussion with its bankers to renegotiate the financial covenants on the new line and these discussions are on-going.

    On June 26, 1997, the Company entered into a five-year term loan totaling approximately $12.0 million. Proceeds were used primarily for the purchase of furniture and fixtures for the Company's corporate headquarters and manufacturing facilities in Westford, Massachusetts. In March 2000, the Company consolidated this term loan into our new line.

SUMMARY OF LIQUIDITY AND SOURCES OF CAPITAL

    The Company's primary source of liquidity has been internally generated funds. In 2001, the Company anticipates it will fund its working capital and capital expenditure requirements, make principal and interest payments on its borrowings and meet its cash obligations both from internally generated funds and its available credit facility.

EFFECTS OF INFLATION

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company maintains development, sales and support facilities in several locations worldwide, including, the United Kingdom, France, Germany, Switzerland, Sweden, Singapore, and Mexico among others. A significant amount of the Company's business is conducted with companies located in these and other countries and certain transactions may be denominated in currencies other than the US dollar. As a result, the Company may experience transaction gains and losses as a result of currency fluctuations. In order to minimize its exposure to loss from changes in foreign currency exchange rates, the Company mitigates its risk using foreign currency forward exchange contracts. The Company's currency risk mitigation strategies are designed to reduce the Company's vulnerability to certain foreign currency exchange exposures. In executing its strategies, the Company actively monitors foreign currency exchange rates and executes foreign currency forward exchange contracts, primarily with financial institutions. These contracts serve to offset the impact of actual foreign currency changes, e.g., if currency rates changed with respect to a certain transaction resulting in a loss to the Company, the forward contract would be structured to result in a gain, thereby minimizing the actual loss incurred, if any.

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

    The Company has experienced and expects to continue to experience fluctuations in its results of operations, particularly on a quarterly basis. The Company's expense levels are based, in part, on expectations of future revenues. If revenue levels in a particular period do not meet expectations, due to the timing of the receipt of orders from customers, customer cancellations or delays of shipments, then operating results could be adversely impacted. The Company's principal markets are affected by the cyclical economic patterns of OEM and contract manufacturers' capital investment requirements.

    The recent economic downturn has had an impact on consumer and capital spending in many of the markets that we serve worldwide. It also has created an imbalance of supply and demand in both the OEM and contract manufacturing industries. These forces are adversely impacting the Company's first quarter order performance and could result in orders being delayed until later in the year. Management is uncertain as to how long and how deep the current downturn may be in these markets.

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

    In February 2001, the Company announced a restructuring plan in an effort to improve operating efficiencies. The plan involves outsourcing all of the Company's printed circuit board manufacturing, consolidation of X-ray and Rework manufacturing to its Westford, MA facility and integration of some administrative functions related to European acquisitions into its main Diagnostic Solutions facility. This will result in a workforce reduction of approximately ten percent mainly consisting of manufacturing, administrative and support functions. The Company will record a restructuring charge in the first quarter of 2001 related to this transaction. Management continues to assess the operating results from its individual business segments on an on-going basis and may continue to restructure the Company in the future if necessary.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

FINANCIAL INSTRUMENTS

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and requires recognition of all derivatives as assets or liabilities in the statement of financial position and measurement of those instruments at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on the intended use of the derivative and the resulting designation. As amended by Statement No. 138, the aforementioned statement is effective for fiscal years beginning after June 15, 2000. The Company adopted SFAS 133 in the first quarter of 2001 and has recorded an accumulated effect type adjustment of $1.0 million. The adjustment was booked to other comprehensive income (loss) to recognize a reduction in the fair value of its swaps.

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

/s/ WALTER A. SHEPHARD
--------------------------
Walter A. Shephard
Chief Financial Officer,
Vice President, Global Business Operations,
Treasurer, and Clerk
February 8, 2001

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of GenRad, Inc.:

    In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of GenRad, Inc. and its subsidiaries at December 30, 2000 and January 1, 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 30, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                                          /s/ PRICEWATERHOUSECOOPERS LLP
                          ------------------------------------------------------
                                          PricewaterhouseCoopers LLP

Boston, Massachusetts
February 8, 2001

                                  GENRAD, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

       YEARS ENDED DECEMBER 30, 2000, JANUARY 1, 2000 AND JANUARY 2, 1999

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                2000       1999       1998
                                                              --------   --------   --------
REVENUE:
  Products..................................................  $275,480   $232,362   $159,290
  Services..................................................    66,175     69,586     65,499
                                                              --------   --------   --------
    Total revenue...........................................   341,655    301,948    224,789

COST OF REVENUE:
  Products..................................................   157,257    124,114     80,102
  Services..................................................    46,694     42,643     38,775
                                                              --------   --------   --------
    Total cost of revenue...................................   203,951    166,757    118,877
                                                              --------   --------   --------
Gross margin................................................   137,704    135,191    105,912

OPERATING EXPENSES:
  Selling, general and administrative.......................    80,723     63,216     67,890
  Research and development..................................    28,956     20,042     18,962
  Amortization of acquisition-related intangible assets.....     7,269      2,831      1,948
  Acquired in-process research and development..............       500         --     10,097
  Restructuring and other charges...........................     1,291         --      8,753
  Loss from impairment of intangible assets.................        --         --      4,906
  Arbitration settlement....................................        --         --      7,650
                                                              --------   --------   --------
    Total operating expenses................................   118,739     86,089    120,206
                                                              --------   --------   --------
Operating income (loss).....................................    18,965     49,102    (14,294)

OTHER INCOME (EXPENSE):
  Interest income...........................................       196        212        399
  Interest expense..........................................    (8,216)    (1,374)    (1,163)
  Other.....................................................       165       (169)      (541)
                                                              --------   --------   --------
    Total other expense.....................................    (7,855)    (1,331)    (1,305)
Income (loss) before income taxes...........................    11,110     47,771    (15,599)
Income tax benefit (provision)..............................    10,537       (277)     6,531
                                                              --------   --------   --------
Net income (loss)...........................................  $ 21,647   $ 47,494   $ (9,068)
                                                              ========   ========   ========
NET INCOME (LOSS) PER SHARE:
  Basic.....................................................  $   0.77   $   1.66   $  (0.32)
                                                              ========   ========   ========
  Diluted...................................................  $   0.75   $   1.60   $  (0.32)
                                                              ========   ========   ========

WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic.....................................................    28,205     28,669     28,003
                                                              ========   ========   ========
  Diluted...................................................    28,731     29,683     28,003
                                                              ========   ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                                  GENRAD, INC.

                          CONSOLIDATED BALANCE SHEETS

                     DECEMBER 30, 2000 AND JANUARY 1, 2000

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                2000       1999
                                                              --------   --------
                                     ASSETS
CURRENT ASSETS:
Cash and cash equivalents...................................  $  8,321   $  6,951
Accounts receivable, less allowances of $828 and $1,487.....   114,355     81,276
Inventories.................................................    65,551     49,068
Deferred tax assets.........................................    12,781         --
Other current assets........................................     8,445      8,228
                                                              --------   --------
    Total current assets....................................   209,453    145,523
Property and equipment, net.................................    47,620     43,194
Deferred tax assets.........................................    18,410     19,868
Intangible assets, net......................................    91,497     38,686
Other assets................................................     2,625      1,368
                                                              --------   --------
Total assets................................................  $369,605   $248,639
                                                              --------   --------

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Trade accounts payable......................................  $ 21,427   $ 21,841
Accrued liabilities.........................................    11,779      5,921
Deferred revenue............................................    10,185      9,388
Accrued compensation and employee benefits..................    10,645      6,750
Accrued income taxes........................................     2,987      3,760
Current portion of long-term debt...........................    48,590      2,353
                                                              --------   --------
    Total current liabilities...............................   105,613     50,013

LONG-TERM LIABILITIES:
Long-term debt..............................................    45,050      3,653
Accrued pensions and benefits...............................     8,999      9,175
Lease costs of excess facilities............................        --      3,922
Deferred revenue............................................     1,232      1,005
Deferred tax liabilities....................................     3,412         --
Other long-term liabilities.................................     4,542      4,036
                                                              --------   --------
    Total long-term liabilities.............................    63,235     21,791
                                                              --------   --------
Total liabilities...........................................  $168,848   $ 71,804
                                                              --------   --------

Commitments (Note 10)

STOCKHOLDERS' EQUITY:
Common stock, $1.00 par value, 60,000 shares authorized;
  30,394 and 28,510 issued and outstanding, respectively at
  December 30, 2000 and 29,877 and 28,144 issued and
  outstanding, respectively at January 1, 2000..............    30,394     29,877
Additional paid-in capital..................................   225,738    221,854
Treasury stock, 1,884 and 1,733 shares at December 30, 2000
  and January 1, 2000, respectively.........................   (31,292)   (29,017)
Accumulated deficit.........................................   (22,419)   (44,066)
Accumulated other comprehensive loss........................    (1,664)    (1,813)
    Total stockholders' equity..............................   200,757    176,835
                                                              --------   --------
Total liabilities and stockholders' equity..................  $369,605   $248,639
                                                              ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                                  GENRAD, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

       YEARS ENDED DECEMBER 30, 2000, JANUARY 1, 2000 AND JANUARY 2, 1999

                                 (IN THOUSANDS)

                                                                                         ACCUMULATED
                                                                                            OTHER
                                                 ADDITIONAL                             COMPREHENSIVE        TOTAL
                                       COMMON     PAID-IN     TREASURY   ACCUMULATED        INCOME       STOCKHOLDERS'
                                       STOCK      CAPITAL      STOCK       DEFICIT          (LOSS)          EQUITY
                                      --------   ----------   --------   ------------   --------------   -------------
Balance at January 3, 1998..........  $27,349     $172,026    $    --      $(82,492)       $ (1,870)       $115,013
Net loss............................       --           --         --        (9,068)             --          (9,068)
Currency translation adjustment.....       --           --         --            --            (984)           (984)
                                                                                                           --------
    Total comprehensive loss........                                                                        (10,052)
Stock issued under employee stock
  plans.............................      589        6,683         --            --              --           7,272
Treasury stock purchases............       --           --    (14,958)           --              --         (14,958)
Shares issued in connection with
  acquisition of ICC................    1,238       35,358         --            --              --          36,596
Tax benefit of stock options........       --          160         --            --              --             160
                                      -------     --------    --------     --------        --------        --------
Balance at January 2, 1999..........  $29,176     $214,227    $(14,958)    $(91,560)       $ (2,854)       $134,031
Net income..........................       --           --         --        47,494              --          47,494
Currency translation adjustment.....       --           --         --            --           1,041           1,041
                                                                                                           --------
    Total comprehensive income......                                                                         48,535
Stock issued under employee stock
  plans.............................      587        5,500      4,657            --              --          10,744
Treasury stock purchases............       --           --    (18,716)           --              --         (18,716)
Shares issued in connection with
  acquisition.......................      114        1,777         --            --              --           1,891
Tax benefit of stock options........       --          350         --            --              --             350
                                      -------     --------    --------     --------        --------        --------
Balance at January 1, 2000..........  $29,877     $221,854    $(29,017)    $(44,066)       $ (1,813)       $176,835
Net income..........................       --           --         --        21,647              --          21,647
Currency translation adjustment.....       --           --         --            --             149             149
                                                                                                           --------
    Total comprehensive income......                                                                         21,796
Stock issued under employee stock
  plans.............................      517        2,715         --            --              --           3,232
Treasury stock purchases............       --           --     (2,275)           --              --          (2,275)
Tax benefit of stock options........       --        1,169         --            --              --           1,169
                                      -------     --------    --------     --------        --------        --------
Balance at December 30, 2000........  $30,394     $225,738    $(31,292)    $(22,419)       $ (1,664)       $200,757
                                      =======     ========    ========     ========        ========        ========

  The accompanying notes are an integral part of these consolidated financial statements.

                                  GENRAD, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

       YEARS ENDED DECEMBER 30, 2000, JANUARY 1, 2000 AND JANUARY 2, 1999

                                 (IN THOUSANDS)

                                                                2000       1999       1998
                                                              --------   --------   --------
OPERATING ACTIVITIES:
  Net income (loss).........................................  $21,647    $47,494    $(9,068)
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
      Depreciation and amortization.........................   25,544     14,928     15,312
      Allowances for accounts receivable and inventory......    8,260     (3,875)     1,520
      Stock-based compensation..............................      551        590        639
      (Gain) loss on disposal of property and equipment.....      878        116       (281)
      Deferred income tax benefit...........................  (11,975)    (4,500)    (7,500)
      Acquired in-process research and development..........      500         --     10,097
      Restructuring and other non-recurring charges.........    1,291         --     16,403
      Loss from impairment of intangible assets.............       --         --      4,906
      Increase (decrease) in operating assets and
        liabilities, net of effects of acquisitions:
          Accounts receivable...............................  (27,691)   (17,386)    10,257
          Inventory.........................................  (17,338)   (13,289)    (4,120)
          Other current assets..............................      605     (1,159)     1,147
          Accounts payable..................................   (2,521)    11,425     (2,951)
          Accrued liabilities...............................    3,896    (10,400)      (153)
          Deferred revenue..................................    1,262      2,705      1,318
          Accrued compensation and employee benefits........     (837)    (1,602)    (6,260)
          Other.............................................   (1,327)    (1,158)    (2,335)
                                                              -------    -------    -------
  Net cash provided by operating activities.................    2,745     23,889     28,931
                                                              -------    -------    -------
INVESTING ACTIVITIES:
  Purchases of property and equipment.......................  (18,255)   (16,241)   (15,157)
  Purchase of subsidiaries, net of cash acquired............  (69,729)      (490)    (4,178)
  Development of intangible assets..........................   (4,251)    (4,886)    (6,645)
                                                              -------    -------    -------
      Net cash used in investing activities.................  (92,235)   (21,617)   (25,980)
                                                              -------    -------    -------
FINANCING ACTIVITIES:
  Proceeds from credit facility, net........................   87,534     (2,341)    (2,433)
  Proceeds from employee stock plans........................    2,681     10,154      6,633
  Purchase of treasury stock................................   (2,275)   (18,716)   (14,958)
                                                              -------    -------    -------
      Net cash provided by (used in) financing activities...   87,940    (10,903)   (10,758)
Effects of exchange rates on cash...........................    2,920      2,584     (1,078)
                                                              -------    -------    -------
Increase (decrease) in cash and equivalents.................    1,370     (6,047)    (8,885)
Cash and cash equivalents at beginning of year..............    6,951     12,998     21,883
                                                              -------    -------    -------
Cash and cash equivalents at end of year....................  $ 8,321    $ 6,951    $12,998
                                                              =======    =======    =======
SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid.............................................  $ 7,889    $ 1,181    $   898
                                                              =======    =======    =======
  Taxation paid.............................................  $ 2,137    $ 2,089    $ 1,115
                                                              =======    =======    =======

    Cash outlay associated with the Company's acquisitions in 2000 totaled approximately $69.7 million, net of cash acquired.

    Fair value of assets, net of cash acquired, and liabilities assumed upon acquisition of Autodiagnos and NIS:

Accounts receivable, net....................................  $ 7,350
Inventory, net..............................................    8,021
Other current assets........................................    1,045
Property and equipment, net.................................    1,540
Other assets................................................      323
Trade accounts payable......................................   (2,383)
Accrued liabilities.........................................     (994)
Deferred revenue............................................      (55)
Current portion of long-term debt...........................     (619)
Accrued compensation and employee benefits..................   (1,111)
Other long-term liabilities.................................   (5,624)
                                                              -------
Total.......................................................  $ 7,493
                                                              =======

    Stock issued in association with the Company's acquisition of Industrial Computer Corporation in 1998 totaled approximately $36.6 million.

    Fair value of assets, net of cash acquired, and liabilities assumed upon acquisition of Industrial Computer Corporation:

Accounts receivable, net....................................  $ 2,893
Other current assets........................................       71
Property and equipment, net.................................      341
Other assets................................................       83
Trade accounts payable......................................     (498)
Accrued liabilities.........................................   (1,272)
Accrued compensation and employee benefits..................      (59)
Accrued income taxes........................................     (139)
Other long-term liabilities.................................   (2,370)
                                                              -------
Total.......................................................  $  (950)
                                                              =======

  The accompanying notes are an integral part of these consolidated financial statements.

                                  GENRAD, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   FOR THE YEARS ENDED DECEMBER 30, 2000, JANUARY 1, 2000 AND JANUARY 2, 1999

NOTE 1:  DESCRIPTION OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
  POLICIES

DESCRIPTION OF THE BUSINESS

    GenRad, Inc. ("GenRad" or "the Company") is a leading global manufacturing solutions company. GenRad develops, manufactures and markets advanced performance-assured technologies. GenRad's primary global markets for OEM and contract manufacturers include computers, advance telecommunications for e-commerce and internet services, ad diagnostic systems for the transportation/ automotive industry. The Company operates primarily in the United States, western Europe and Southeast Asia. GenRad is comprised of four lines of business bringing to market integrated hardware, software and service solutions that empower always-on services and un-interruptable business applications: Process Solutions ("PS"), Functional Solutions ("FS"), Diagnostic Solutions ("DS") and Support and Services ("SS").

PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated.

ACCOUNTING ESTIMATES

    The preparation of the Company's financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses at and during the reporting periods covered by these consolidated financial statements. Significant estimates in these consolidated financial statements include restructuring and other unusual charges, allowance for doubtful accounts receivable, useful lives for depreciation and amortization, net realizable value of inventories, income taxes and valuation reserves and the determination of discount and other rate assumptions for pension and post-retirement employee benefit expenses. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

    The Company considers all highly liquid investments purchased with original or remaining maturities of three months or less to be cash equivalents.

INVENTORY VALUATION

    Inventories include material, labor and overhead and are stated at the lower of cost (first-in, first-out method) or market.

PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally 3 to 15 years for leasehold improvements, 3 to 8 years for machinery and equipment and purchased and internal-use software and 5 to 7 years for service parts. Gains and losses arising from the disposal of property, plant and equipment are included in earnings. Depreciation expense totaled $12.4 million in 2000, $9.7 million in 1999 and $10.7 million in 1998.

                                  GENRAD, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   FOR THE YEARS ENDED DECEMBER 30, 2000, JANUARY 1, 2000 AND JANUARY 2, 1999

INTANGIBLE ASSETS

    Goodwill represents the excess of the purchase price over the fair value of the net assets of acquired entities and is amortized on a straight-line basis over the period of expected benefit, generally ten years. Goodwill totaled $50.9 million at December 30, 2000 and $22.3 million at January 1, 2000. Accumulated amortization on goodwill totaled $7.6 million at December 30, 2000 and $3.3 million at January 1, 2000. Amortization expense totaled $4.3 million in 2000, $1.9 million in 1999 and $1.4 million in 1998.

    The Company capitalizes certain computer software development costs once technological feasibility is established. Capitalized computer software costs are amortized over the economic lives of the related products, generally three years, beginning when the product is available for general release to customers. Computer software costs capitalized totaled $4.2 million during 2000 and $4.8 million during 1999. Accumulated amortization totaled $5.8 million at December 30, 2000 and $2.8 million at January 1, 2000. Amortization expense totaled $2.9 million in 2000, $0.9 million in 1999 and $1.2 million in 1998.

    Intangible assets also includes the cost of developed technology, assembled workforce, patents and trademarks, tradenames and customer lists which are amortized on a straight-line basis over their estimated useful lives, generally three to ten years. These intangible assets totaled $49.2 million at December 30, 2000 and $16.0 million at January 1, 2000. Accumulated amortization totaled $10.7 million at December 30, 2000 and $4.8 million at January 1, 2000. Amortization expense totaled $5.9 million in 2000, $2.4 million in 1999 and $1.8 million in 1998.

IMPAIRMENT OF LONG-LIVED ASSETS

    In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of" the Company records impairment losses on long-lived assets to be held and used or to be disposed of when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the asset's carrying amount.

    In accordance with SFAS No. 86, "Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed" the Company records impairment losses on capitalized computer software costs when indicators of impairment are present and the estimated value of the assets is less than the assets' carrying amount.

TREASURY STOCK

    Treasury stock is accounted for utilizing the cost method.

REVENUE RECOGNITION

    In accordance with Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" revenue from product sales is generally recorded upon shipment to the customer, provided that no significant vendor obligations remain and that collection of the related receivable is reasonably assured. The Company accrues for warranty costs upon shipment. In the event significant post-shipment obligations and other uncertainties remain, revenue is deferred and recognized when such obligations are fulfilled by the Company or the uncertainties are resolved.

    Software license revenue is recognized, in accordance with Statement of Position No. 97-2 ("SOP 97-2"), "Software Revenue Recognition", upon delivery of the software and completion of a written agreement with the customer, provided fees are fixed or determinable, and that collection of the related receivable is deemed reasonably assured. Revenues from consulting and implementation are recognized as

                                  GENRAD, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   FOR THE YEARS ENDED DECEMBER 30, 2000, JANUARY 1, 2000 AND JANUARY 2, 1999

services are performed. Service revenue is recognized ratably over applicable contract periods or as the services are performed.

INCOME TAXES

    The Company records income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and the tax effect of net operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided to offset any net deferred tax asset if, based upon the available evidence, it is more likely that not that some or all of the deferred tax assets will not be realized.

CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMERS

    The Company performs ongoing credit evaluations of its customers' financial conditions and generally does not require collateral on accounts receivable. The Company maintains allowances for credit losses and such losses have been within management's expectations.

    At December 30, 2000 and January 1, 2000 one customer accounted for 22% and 16% of consolidated accounts receivable, respectively. During 2000, the same customer accounted for 20% of consolidated revenues. During 1999 and 1998, the same customer accounted for 31% and 11%, respectively, of consolidated revenues. No other customers accounted for greater than 10% of accounts receivable or revenues in 2000.

FINANCIAL INSTRUMENTS

    As part of its overall risk management strategy the Company, from time to time, enters into forward foreign exchange contracts to hedge certain intercompany payables and receivables denominated in currencies other than the functional currency of the entity involved. The terms of the forward contracts are rarely more than six months. The purpose of the Company's intercompany foreign currency hedging activities is to protect the Company from the risk that the eventual net cash inflows and outflows resulting from these transactions will be adversely affected by changes in exchange rates. Forward contract gains and losses are recognized in other income (expense) at the end of each reporting period, with the resulting gain or loss offsetting any foreign exchange gains or losses on those transactions. The Company does not hold or issue financial instruments for trading purposes. The recorded amounts of financial instruments, including cash and cash equivalents, trade accounts receivable, trade accounts payable, debt and foreign exchange forward contracts approximate their fair values as of December 30, 2000.

    The notional amount of forward exchange contracts outstanding at December 30, 2000 was $18.4 million.

    In 2000, the Company entered into three interest rate swap agreements to mitigate fluctuations in the variable interest rates related to the credit facility. These agreements were entered into to replace variable rate payments with fixed rate payments. The swaps were designated for the first
$22.5 million, second $22.5 million and next $15.0 million of the outstanding principal of the credit facility with fixed interest rates of 6.99%, 7.0% and 6.93%, respectively. The maturity dates of the agreements match that of the underlying credit facility which are March 2004. The differential between fixed and variable rates to be

                                  GENRAD, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   FOR THE YEARS ENDED DECEMBER 30, 2000, JANUARY 1, 2000 AND JANUARY 2, 1999

paid or received is accrued as interest rates change in accordance with the agreements and recognized over the life of the agreements as an adjustment to interest expense.

    Upon implementation of SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" with effect from the first quarter of 2001, changes in the fair value of the swaps are to be carried in accumulated other comprehensive income (loss) over the life of the related agreements. On maturity of the agreements, the appropriate gain or loss from the swaps is to be reclassified from accumulated other comprehensive income (loss) to the income statement in other income (expense). In the first quarter of 2001, the Company recorded a cumulative-effect-type adjustment of $1.0 million to recognize a reduction in the fair value of its swaps.

STOCK-BASED COMPENSATION

    The Company's employee stock compensation plans are accounted for in accordance with Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees" and related interpretations. Under this method, no compensation expense is recognized as long as the exercise price equals the market price of the underlying stock on the date of the grant. The Company elected the disclosure-only alternative permitted under statement of Financial Accounting Standards No. 123, ("FAS 123") "Accounting for Stock-Based Compensation," for fixed stock-based awards to employees.

EARNINGS PER SHARE

    Basic earnings per share ("EPS") is calculated by dividing net income by the weighted average number of shares outstanding during the period. Diluted EPS is calculated by dividing net income by the weighted average number of shares outstanding plus the dilutive effect, if any, of outstanding stock options using the "treasury stock" method. The following table presents the calculation for both basic and diluted EPS for 2000, 1999 and 1998 (in thousands, except per share amounts):

                                              2000                             1999                             1998
                                 ------------------------------   ------------------------------   ------------------------------
                                                         PER                              PER                              PER
                                                        SHARE                            SHARE                            SHARE
                                  INCOME     SHARES     AMOUNT     INCOME     SHARES     AMOUNT     INCOME     SHARES     AMOUNT
                                 --------   --------   --------   --------   --------   --------   --------   --------   --------
BASIC:
Income available to common
  stockholders.................  $21,647     28,205     $0.77     $47,494     28,669     $1.66     $(9,068)    28,003     $(0.32)
Dilutive effect of stock
  options......................       --        526     (0.02)         --      1,014     (0.06)         --         --         --
                                 -------     ------     -----     -------     ------     -----     -------     ------     ------
DILUTED:
Income available to common
  stockholders.................  $21,647     28,731     $0.75     $47,494     29,683     $1.60     $(9,068)    28,003     $(0.32)
                                 -------     ------     -----     -------     ------     -----     -------     ------     ------

    Options to purchase 3.5 million shares of common stock in 2000, 1.6 million shares in 1999 and 0.9 million shares in 1998 were outstanding but were not included in the computations of diluted EPS because the price of the options was greater than the average market price of the common stock for the period reported. There is no difference between basic and diluted EPS in 1998 since potential common shares from the exercise of stock options are anti-dilutive.

FOREIGN CURRENCY

    The local currency is the functional currency (primary currency in which business is conducted) for the Company's subsidiaries with the exception of the Company's Mexican subsidiary whose functional currency is the U.S. dollar. All balance sheet accounts of foreign subsidiaries are translated at the current exchange rates and statement of operations items are translated at the average exchange rates during the year. Resulting translation adjustments are made directly to a separate component of stockholders' equity (deficit), accumulated other comprehensive income (loss). The effect of foreign currency transaction gains and losses is included in other income and expense in the Company's consolidated statements of operations and was immaterial for all years presented.

                                  GENRAD, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   FOR THE YEARS ENDED DECEMBER 30, 2000, JANUARY 1, 2000 AND JANUARY 2, 1999

COMPREHENSIVE INCOME (LOSS)

    Comprehensive income (loss) consists of two components, net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) refers to revenue, expenses, gains and losses that under generally accepted accounting principles are recorded as an element of shareholders' equity but are excluded from net income. The Company's other comprehensive income (loss) is comprised of foreign currency translation adjustments from those subsidiaries not using the U.S. dollar as their functional currency. This adjustment has no income tax impact to the Company.

RECLASSIFICATIONS

    Certain prior year balances have been reclassified to conform to the current year presentation.

IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and requires recognition of all derivatives as assets or liabilities in the statement of financial position and measurement of those instruments at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on the intended use of the derivative and the resulting designation. As amended by Statement No. 138, the aforementioned statement is effective for fiscal years beginning after June 15, 2000. The Company adopted SFAS 133 in the first quarter of 2001 and has recorded an accumulated effect type adjustment of $1.0 million. The adjustment was booked to other comprehensive income (loss) to recognize a reduction in the fair value of its swaps.

NOTE 2:  ACQUISITIONS

ACQUISITION OF AUTODIAGNOS AB

    On April 12, 2000, the Company acquired substantially all of the outstanding capital stock of Autodiagnos AB ("Autodiagnos"). Autodiagnos is an automotive aftermarket diagnostic software and equipment vendor based in Stockholm, Sweden. It also maintains sales offices in England, the Netherlands, Germany and the United States.

    Consideration paid for Autodiagnos totaled $26.7 million in cash. Direct costs related to the acquisition totaled $1.3 million, consisting primarily of legal and accounting fees. The consideration paid was funded through the Company's credit facility. The transaction was accounted for as a purchase, and accordingly the purchase price was allocated to the assets and liabilities assumed based on their respective fair values. Identified intangible assets are being amortized on a straight-line basis over a period of 4 to 10 years. Goodwill is being amortized on a straight-line basis over a period of 10 years. The results of Autodiagnos are included in the consolidated financial statements beginning from the date of purchase.

                                  GENRAD, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   FOR THE YEARS ENDED DECEMBER 30, 2000, JANUARY 1, 2000 AND JANUARY 2, 1999

    The purchase price was allocated to the tangible and intangible assets of Autodiagnos as follows (in thousands):

Goodwill....................................................  $17,058
Developed technology........................................    6,570
Assembled workforce.........................................      594
Patents and trademarks......................................    1,686
Customer list...............................................    4,833
Assets, primarily accounts receivable, inventory and
  property and equipment....................................    3,239
Liabilities assumed.........................................   (6,019)
                                                              -------
Total.......................................................  $27,961
                                                              =======

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

    Consideration paid for NIS totaled $40.0 million in cash. Direct costs related to the acquisition totaled $0.5 million, primarily consisting of legal and accounting fees. The consideration paid was funded through the Company's credit facility. The transaction was accounted for as a purchase, and accordingly the purchase price was allocated to the assets and liabilities assumed based on their respective fair values. Identified intangible assets are being amortized on a straight-line basis over a period of 5 to 7 years. Goodwill is being amortized on a straight-line basis over a period of 10 years. The results of NIS are included in the consolidated financial statements beginning from the date of purchase.

    The purchase price was allocated to the tangible and intangible assets of NIS as follows (in thousands):

Goodwill....................................................  $10,202
Developed technology........................................    4,500
Assembled workforce.........................................    2,550
Patents and trademarks......................................    6,400
Customer list...............................................    5,900
Acquired in-process research and development................      500
Assets, primarily accounts receivable and inventory.........   13,645
Liabilities assumed.........................................   (3,207)
                                                              -------
Total.......................................................  $40,490
                                                              =======

UNAUDITED PRO FORMA FINANCIAL INFORMATION

    The following unaudited pro forma financial information presents the combined results of operations of GenRad, NIS and Autodiagnos as if the acquisitions had occurred at the beginning of fiscal 2000 and 1999, respectively, after giving effect to the amortization of goodwill and other intangible assets but excluding the effects of the charge for acquired in-process research and development. The per share impact of the acquired in-process research and development charge totals $(0.01) and (0.02) for 2000 and 1999, respectively. This unaudited pro forma financial information is presented for illustrative purposes

                                  GENRAD, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   FOR THE YEARS ENDED DECEMBER 30, 2000, JANUARY 1, 2000 AND JANUARY 2, 1999

only and is not necessarily indicative of the results of operations that actually would have been realized had the Company, NIS and Autodiagnos been a combined company during the specified periods. Additionally, they are not necessarily indicative of the results of future combined operations (in thousands):

                                                                2000       1999
                                                              --------   --------
Revenues....................................................  $347,344   $337,302
Net income..................................................    19,761     41,505
Net income per share:
  Basic.....................................................      0.70       1.45
  Diluted...................................................      0.69       1.40

ACQUISITION OF MANUFACTURING EXECUTION SYSTEMS

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

                                  GENRAD, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   FOR THE YEARS ENDED DECEMBER 30, 2000, JANUARY 1, 2000 AND JANUARY 2, 1999

    The purchase price was allocated to the tangible and intangible assets of ICC as follows (in thousands):

Acquired in-process research and development................  $ 8,420
Goodwill....................................................   16,982
Developed technology........................................   11,370
Assembled workforce.........................................    1,280
Tradename...................................................      408
Assets, primarily accounts receivable and property and
  equipment.................................................    3,954
Liabilities assumed.........................................   (4,215)
                                                              -------
Total.......................................................  $38,199
                                                              =======

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

    The in-process project consists of the development of ICC's existing UNIX based product using an object oriented design and standard programming language which will provide users of the product the ability to use ICC's Shop Floor Data Manager ("SFDM") product on varied operating platforms. The primary project tasks open at the time of acquisition included completion of the design of certain modules, or objects, which will house the program code, completion of program code written in the new language and preliminary quality assurance and testing of the product. At the time of acquisition, additional development remained on all tasks (management estimated that the project was approximately 69% complete) and costs to complete were estimated to total approximately $928,000. At the time of the acquisition, management believed that the product being developed would become available for sale late in 1999.

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

                                  GENRAD, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   FOR THE YEARS ENDED DECEMBER 30, 2000, JANUARY 1, 2000 AND JANUARY 2, 1999

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

    As of January 1, 2000, the technological feasibility of the project had been reached with the development effort on-going. No significant departures from the assumptions included in the valuation have occurred. SFDM v4.7.0 development was completed and made available for sale in November 2000 and the Company is now benefiting from the acquired in-process research and development.

UNAUDITED PRO FORMA INFORMATION

    The following unaudited pro forma financial information presents the combined results of operations of GenRad and ICC as if the acquisition had occurred at the beginning of 1998 after giving effect to the amortization of goodwill and other intangible assets but excluding the effects of the charge for acquired in-process research and development. The per share impact of the acquired in-process research and development charge totals $(0.30) per share for 1998. This unaudited pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the results of operations that actually would have been realized had the Company and ICC been a combined company during the specified period. Additionally, they are not indicative of the results of future combined operations (in thousands).

                                                                1998
                                                              --------
Revenues....................................................  $227,637
Net loss....................................................    (1,634)
Net loss per share:
  Basic.....................................................     (0.06)
  Diluted...................................................     (0.06)

                                  GENRAD, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   FOR THE YEARS ENDED DECEMBER 30, 2000, JANUARY 1, 2000 AND JANUARY 2, 1999

NOTE 3:  RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES

RESTRUCTURING AND OTHER CHARGES (BENEFITS)

    During the second quarter of 2000, the Company implemented a reorganization plan in connection with the election of Robert M. Dutkowsky as Chairman, President and Chief Executive Officer. As a result, the employment of certain members of management, including the then current Chief Executive Officer, was terminated. A charge of $4.1 million for severance costs was recorded during the second quarter. As of December 30, 2000 the remaining balance was $0.1 million.

    During the first quarter of 2000, the Company implemented a restructuring plan involving closure of the Company's Portland, Oregon office and a management restructuring of the DS segment in the Manchester, UK facility. The plan resulted in a workforce reduction of approximately 25 employees, mainly consisting of engineering, marketing and training functions. In accordance with EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity" the Company recorded a restructuring charge during the first quarter of 2000 of $1.0 million, which included severance costs of $0.7 million and facility closure costs of $0.3 million. As of December 30, 2000 the remaining reserve balance was $0.1 million. Additionally, during the first quarter of 2000, the Company completed the extension of a sublease entered into at a facility in Maidenhead, England to include the Company's remaining lease obligation through 2013. As a result of this extension, the Company reversed a charge recorded in a prior fiscal year for excess facility reserves. This restructuring charge included accruals related to the lease costs of the facility. The sublet of the facility resulted in the reversal of the remaining $3.5 million of the 1993 restructuring accrual.

    During the second and third quarters of 1998, the Company restructured its operations, which resulted in a workforce reduction of approximately 230 manufacturing and general and administrative employees or 15% of the Company's workforce. In accordance with EITF 94-3, the Company recorded a charge for restructuring totaling approximately $6.8 million, including $5.2 million for severance costs and post-employment benefits, $1.0 million for write-offs of certain fixed assets which were no longer to be utilized and $0.6 million for the termination fees of certain equipment and real estate leases. Additionally, the Company ceased its manufacturing operations at its Manchester, UK facility. Inventory related to the manufacture of certain ADS products and the cessation of ADS' contract manufacturing business totaling $3.5 million was charged to cost of products sold. In addition, restructuring charges totaling approximately $0.5 million were recorded related to a workforce reduction of approximately 20 manufacturing people and certain fixed assets which were no longer to be utilized.

    During the third quarter of 1998, the Company completed an in depth analysis of the hardware portion of the Vision product line resulting in a decision to exit this business. Exiting the Vision hardware product line resulted in charges totaling $2.8 million. These charges related to fixed assets which no longer were to be utilized and were disposed of in 1998 and certain excess inventory, inventory purchase commitments and prepaid royalties. Of the total of $2.8 million, $1.4 million is recorded in costs of products sold and $1.4 million is recorded as restructuring charges in the accompanying consolidated financial statements.

    Through December 30, 2000, payments and adjustments made against the 1998 restructuring reserves totaled $8.7 million with a remaining balance of $0.1 million as of December 30, 2000.

                                  GENRAD, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   FOR THE YEARS ENDED DECEMBER 30, 2000, JANUARY 1, 2000 AND JANUARY 2, 1999

ASSET IMPAIRMENT LOSS

    In 1996, the Company purchased TTA and Testware. These companies provide custom test programming, test fixture integration and other value-added services to manufacturers and users of electronic products. Additionally, GenRad acquired certain assets of Field Oriented Engineering, AG in 1996, consisting primarily of the software program known as TRACS III, which is sold to electronic manufacturing systems customers. The excess purchase price over the net assets acquired for these acquisitions was recorded as long-term intangibles, primarily goodwill.

    The financial performance of these entities was less than anticipated and negatively impacted by the decline in the in-circuit test market. Due to these factors as well as certain management changes during the second quarter of 1998, the Company prepared revised projections of future operating cash flows relating to these businesses, which indicated that the businesses would not generate sufficient operating cash flows to realize the carrying value of the intangible assets. This analysis resulted in a $4.9 million impairment loss, representing the net book value of goodwill, which was recorded during the second quarter of 1998 and is included in the accompanying consolidated financial statements.

ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT

    During the first quarter of 2000, the Company acquired the rights to certain X-ray technologies as part of its purchase of NIS for which technological feasibility had not been established and no alternative future uses were identified. Consequently, a portion of the purchase price relating to acquired in-process research and development was expensed at the time of the acquisition. The total of $0.5 million is included as acquired in-process research and development in the accompanying consolidated statements.

    During the third quarter of 1998, the Company acquired the rights to certain diagnostic software for which technological feasibility had not been established. The Company uses acquired technology in the development and diagnosis of increasingly complex mechatronic systems, particularly in vehicle systems. At the time of the acquisition, the acquired technology had not yet reached technological feasibility, had no alternative future uses and, accordingly, the entire purchase price was expensed. The total of $1.7 million is included in acquired in-process research and development in the accompanying consolidated financial statements.

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

                                  GENRAD, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   FOR THE YEARS ENDED DECEMBER 30, 2000, JANUARY 1, 2000 AND JANUARY 2, 1999

NOTE 4:  DETAILS OF FINANCIAL STATEMENT BALANCES (IN THOUSANDS)

                                                              2000       1999
                                                            --------   --------
INVENTORIES:
Raw materials.............................................  $22,704    $13,247
Work in process...........................................   31,378     17,891
Finished goods............................................   11,469     17,930
                                                            -------    -------
                                                            $65,551    $49,068
                                                            =======    =======

OTHER CURRENT ASSETS:
Prepaid expenses..........................................  $ 4,804    $ 4,957
Other current assets......................................    3,641      3,271
                                                            -------    -------
                                                            $ 8,445    $ 8,228
                                                            =======    =======

PROPERTY AND EQUIPMENT:
Leasehold improvements....................................  $14,376    $13,738
Machinery and equipment...................................   69,408     58,748
Service parts.............................................   17,381     12,459
                                                            -------    -------
                                                            101,165     84,945
Accumulated depreciation..................................  (53,545)   (41,751)
                                                            -------    -------
                                                            $47,620    $43,194
                                                            =======    =======

INTANGIBLE ASSETS:
Goodwill..................................................  $50,932    $22,311
Capitalized and purchased computer software...............   15,486     11,244
Developed technology......................................   22,510     11,370
Assembled workforce.......................................    4,741      1,444
Other intangible assets...................................   21,946      3,182
                                                            -------    -------
                                                            115,615     49,551
Accumulated amortization..................................  (24,118)   (10,865)
                                                            -------    -------
                                                            $91,497    $38,686
                                                            =======    =======

ACCRUED PENSION AND BENEFITS:
Accrued U.S. pension......................................  $ 1,634    $ 1,795
Accrued foreign pension...................................    4,420      4,526
Accrued postretirement benefit............................    2,945      2,854
                                                            -------    -------
                                                            $ 8,999    $ 9,175
                                                            =======    =======

NOTE 5:  INDEBTEDNESS

CREDIT FACILITY

    In March 2000, the Company re-negotiated its existing $50.0 million credit facility, increasing the total borrowings available to $125.0 million (the "new line"). The new line is supported by a syndicated group of banks and provides for up to $75.0 million to be utilized for acquisitions and $50.0 million to be used for

                                  GENRAD, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   FOR THE YEARS ENDED DECEMBER 30, 2000, JANUARY 1, 2000 AND JANUARY 2, 1999

general working capital purposes. The new line requires the Company to maintain certain leverage, operating cash flow and operating income covenants as well as non-financial operating covenants, as defined, and expires in March 2004. The new line is collaterized by substantially all of the Company's assets. Certain borrowings on the new line, primarily related to acquisitions are payable quarterly, while the remaining borrowings on the new line are payable on demand. The new line bears interest at the lesser of the banks' prime rate plus 1.0% or LIBOR plus 2.0%, as determined from time to time by the banks. The interest rates on the new line at December 30, 2000, ranged from 8.66% to 10.5%. Under the terms of the new line, the Company is required to pay a commitment fee on the unused portion of the new line of 0.75% of the total unused portion of the line dependent on the Company's operating performance. At December 30, 2000, borrowings outstanding under the line totaled $93.5 million, of which $63.8 million was related to acquisitions and $29.7 million related to general working capital.

    The new line requires the Company to maintain certain financial ratios. As of December 30, 2000, the Company was in compliance with these financial covenants (as amended). Given the downturn in the economy the Company anticipates a loss in the first quarter of 2001, which may violate the financial covenants attached to the new line. The Company is currently in discussion with its bankers to renegotiate the financial covenants on the new line and these discussions are on-going.

    On June 26, 1997, the Company entered into a five-year term loan totaling approximately $12.0 million. Proceeds were used primarily for the purchase of furniture and fixtures for the Company's corporate headquarters and manufacturing facilities in Westford, Massachusetts. In March 2000, the Company consolidated this term loan into our new line.

    The future minimum commitments as of December 30, 2000 for long-term debt are as follows (in thousands):

                                                               TOTAL
                                                              --------
2001........................................................  $48,590
2002........................................................   20,050
2003........................................................   20,000
2004........................................................    5,000
                                                              -------
Gross commitment............................................  $93,640
                                                              =======

    Interest paid amounted to $7.9 million in 2000, $1.2 million in 1999 and $0.9 million in 1998.

NOTE 6:  TREASURY STOCK

    During 1998, the Company commenced a stock repurchase program whereby the Company will purchase, in the open market, shares of its stock. During 2000, an additional 2,500,000 shares were authorized to be repurchased, increasing the total shares authorized to 5,000,000. The Company intends to buy back its stock at times when its market value presents opportunities to do so, and depending on the Company's other cash requirements. The Company's stock repurchase plan is intended as a means to partially mitigate the dilutive impact of stock options. The Plan has been funded entirely through operating cash flow, however, the Company may, if it considers it prudent, utilize its available credit facilities in connection with its stock repurchase program. Through 2000 and 1999, the Company utilized $36.0 million and $33.7 million, cumulatively, to repurchase 2,195,600 and 2,044,600 shares, respectively, of its common stock. Through 2000 and 1999, the Company had reissued 312,000 shares of treasury stock repurchased.

                                  GENRAD, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   FOR THE YEARS ENDED DECEMBER 30, 2000, JANUARY 1, 2000 AND JANUARY 2, 1999

NOTE 7:  STOCK PLANS

STOCK OPTION AND RESTRICTED STOCK AWARD PLANS

    The Company has three stock option plans: a 1991 plan for employees (as amended), (the "1991 Plan"), a 1991 non-employee director plan (as amended), (the "1991 Directors Plan") and a 1997 plan for employees excluding directors and officers (as amended), (the "1997 Plan"). Shares authorized for issuance under the 1991 Plan, 1991 Directors Plan and the 1997 Plan are 9,750,000, 250,000 and 4,500,000 respectively.

    Options under the 1991 Plan generally become vested over a three-year period, have a maximum term of ten years and can either be non-qualified stock options or incentive stock options. Options under the 1991 Directors Plan generally become vested upon issuance, have a maximum term of five years and are non-qualified stock options. Options under the 1997 Plan generally become vested over a three or four-year period, have a maximum term of ten years and are non-qualified stock options.

    Certain stock options issued under the 1991 Plan were granted in 1997 with an exercise price below the fair market value of the underlying stock. This resulted in the Company recording compensation expense, which is being recognized on a straight line basis over the vesting period. Compensation expense related to these grants totaled $0.2 million in 2000, $0.3 million in 1999 and $0.4 million in 1998.

    Stock option activity is summarized below (in thousands, except per share amounts):

                                                 2000                        1999                        1998
                                       -------------------------   -------------------------   -------------------------
                                                     WEIGHTED                    WEIGHTED                    WEIGHTED
                                        TOTAL        AVERAGE        TOTAL        AVERAGE        TOTAL        AVERAGE
                                        SHARES    EXERCISE PRICE    SHARES    EXERCISE PRICE    SHARES    EXERCISE PRICE
                                       --------   --------------   --------   --------------   --------   --------------
OPTIONS:
Outstanding at beginning of year.....    5,804        $16.38        6,238         $15.53        5,043         $12.88
Granted..............................    3,286          8.36          859          19.98        2,251          21.16
Exercised............................     (382)         4.31         (781)         11.24         (487)         10.98
Cancelled............................   (1,383)        18.57         (512)         21.37         (569)         18.24
                                        ------        ------        -----         ------        -----         ------

Outstanding at end of year...........    7,325        $12.81        5,804         $16.38        6,238         $15.53
                                        ======                      =====                       =====

Options exercisable..................    3,352                      2,888                       2,325
                                        ======                      =====                       =====

Options available for future grant...    2,915                        973                         885
                                        ======                      =====                       =====

                                  GENRAD, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   FOR THE YEARS ENDED DECEMBER 30, 2000, JANUARY 1, 2000 AND JANUARY 2, 1999

    The following table summarizes information about the Company's stock options outstanding at December 30, 2000 (in thousands, except per share amounts):

                                                              OPTIONS OUTSTANDING           OPTIONS EXERCISABLE
                                                       ----------------------------------   -------------------
                                                                    WEIGHTED
                                                                    AVERAGE      WEIGHTED              WEIGHTED
                                                                   REMAINING     AVERAGE               AVERAGE
                                                                  CONTRACTUAL    EXERCISE              EXERCISE
RANGE OF EXERCISE PRICES                                NUMBER    LIFE (YEARS)    PRICE      NUMBER     PRICE
------------------------                               --------   ------------   --------   --------   --------
$ 1.08 -- $ 7.63.....................................     848         7.0         $6.70        838      $6.69
$ 7.69 -- $10.63.....................................   2,969         9.0          8.18        373       8.39
$11.25 -- $14.50.....................................     380         6.1         13.19        292      13.39
$14.75 -- $18.38.....................................   1,980         7.2         16.75      1,245      16.68
$18.81 -- $25.00.....................................     668         7.0         19.89        380      20.14
$26.31 -- $27.25.....................................      54         5.5         27.00         36      26.94
$28.94 -- $30.00.....................................     426         7.4         29.19        188      29.08
                                                        -----                                -----
                                                        7,325                                3,352
                                                        =====                                =====

EMPLOYEE STOCK PURCHASE PLAN

    Under the Company's Employee Stock Purchase Plan (the "ESPP"), eligible employees may invest up to 10% of their base salary in shares of the Company's common stock. The purchase price of the shares is 85% of the fair market value of the stock on the offering commencement date or the offering termination date (typically three months after commencement date), whichever is lower. At December 30, 2000, there were 2,462,000 shares authorized under the ESPP. During 2000, 1999 and 1998, the Company issued approximately 120,000, 84,000 and 85,000 shares under the ESPP at a weighted-average exercise price of $8.62, $12.22 and $15.28, respectively. At December 30, 2000, there were 1,584,000 shares available for future issuance.

STOCK BASED COMPENSATION

    Had compensation cost been determined based on the fair value of the options at the grant dates for awards in 2000, 1999 and 1998 on a basis consistent with the provisions of SFAS No. 123, the Company's net income (loss) and earnings
(loss) per share on a fully diluted basis would have been the pro forma amounts indicated below (in thousands, except per share amounts):

                                                              2000       1999       1998
                                                            --------   --------   --------
Net income (loss)-as reported.............................  $21,647    $47,494    $(9,068)
Net income (loss)-pro forma...............................    8,415     35,558    (19,747)
Basic earnings (loss) per share-as reported...............     0.77       1.66      (0.32)
Diluted earnings (loss) per share-as reported.............     0.75       1.60      (0.32)
Basic earnings (loss) per share-pro forma.................     0.30       1.24      (0.71)
Diluted earnings (loss) per share-pro forma...............     0.29       1.20      (0.71)

    The fair value of options at date of grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                                2000       1999       1998
                                                              --------   --------   --------
Expected life (years).......................................     6.0         6.0        6.0
Risk-free interest rate.....................................     6.1%        5.7%       5.5%
Volatility..................................................    60.0%       55.0%      60.0%
Dividend yield..............................................       0%          0%         0%

    The fair value of options granted under the Company's plans in 2000, 1999 and 1998 was $5.47, $10.08 and $12.62, respectively.

                                  GENRAD, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   FOR THE YEARS ENDED DECEMBER 30, 2000, JANUARY 1, 2000 AND JANUARY 2, 1999

DIRECTOR RESTRICTED STOCK PLAN

    In 1994, the Company adopted the 1994 Director Restricted Stock Plan (as amended), (the "1994 Plan") which contains provisions for restricted stock awards. Up to 100,000 shares of the Company's common stock may be issued under the 1994 Plan. On August 31 of each year each eligible director is granted a restricted stock award of 2,500 shares of the Company's common stock for no consideration. The awards are subject to certain restrictions that generally prohibit the transfer of any shares except upon the director's death or disability, upon the director's resignation with the consent of the Board of Directors, upon a change in control of the Company as defined under the 1994 Plan, or prior to the third anniversary of the award with certain restrictions remaining through the fifth anniversary. During 2000, 1999 and 1998, the Company granted restricted stock awards for 15,000, 15,000 and 17,500 shares, respectively. Compensation expense related to these awards totaled $0.3 million in 2000, $0.3 million in 1999 and $0.2 million in 1998. At December 30, 2000 there were 6,500 shares available for future issuance.

NOTE 8: INCOME TAXES

    The components of income (loss) before income taxes consist of the following (in thousands):

                                                    2000       1999       1998
                                                  --------   --------   --------
Domestic........................................  $15,708    $39,916    $    (72)
Foreign.........................................   (4,598)     7,855     (15,527)
                                                  -------    -------    --------
                                                  $11,110    $47,771    $(15,599)
                                                  =======    =======    ========

    The provision (benefit) for income taxes consists of the following (in thousands):

                                                         2000                  1999                  1998
                                                  -------------------   -------------------   -------------------
                                                  CURRENT    DEFERRED   CURRENT    DEFERRED   CURRENT    DEFERRED
                                                  --------   --------   --------   --------   --------   --------
Federal.........................................   $  355    $  3,922    $2,207    $12,302      $319     $ 1,835
Foreign.........................................      639      (1,358)    1,429         --       250          --
State...........................................      444          --     1,141         --       400          --
Change in deferred tax allowance................       --     (14,539)       --    (16,802)       --      (9,335)
                                                   ------    --------    ------    -------      ----     -------
                                                   $1,438    $(11,975)   $4,777    $(4,500)     $969     $(7,500)
                                                   ======    ========    ======    =======      ====     =======

    A reconciliation of tax on income at the federal statutory rate to the recorded income tax (benefit) provision is presented below (in thousands):

                                                                2000       1999       1998
                                                              --------   --------   --------
Tax provision at statutory rate.............................  $  3,889   $ 16,720   $(5,460)
State income taxes less related federal income tax
  benefits..................................................       288        741       261
U.S. tax credits............................................      (955)        --        --
Tax benefit of Extraterritorial Income Scheme...............      (530)        --        --
Realization of deferred tax assets..........................   (14,539)   (16,802)   (9,335)
Non-deductible amortization of intangibles and other
  costs.....................................................     1,419        938     7,753
Foreign earnings taxed at different rates...................      (109)    (1,320)      250
                                                              --------   --------   -------
Income tax (benefit) provision..............................  $(10,537)  $    277   $(6,531)
                                                              ========   ========   =======

                                  GENRAD, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   FOR THE YEARS ENDED DECEMBER 30, 2000, JANUARY 1, 2000 AND JANUARY 2, 1999

    The temporary differences and carryforwards that gave rise to the significant deferred tax assets and liabilities as of December 30, 2000 and January 1, 2000 were as follows (in thousands):

                                                            2000       1999
                                                          --------   --------
DEFERRED TAX ASSETS:
  Domestic net operating losses.........................  $ 26,172   $ 31,321
  Research and development tax credits..................       834      2,514
  Alternative minimum tax credit........................     1,901      1,412
  Foreign net operating losses not yet benefited........     3,590      2,391
  Inventory valuation reserves..........................     3,342      1,413
  Retirement benefit accruals...........................     1,786      1,860
  Restructuring reserves, severance and lease costs of
    unused facilities...................................       194      1,843
  Other reserves........................................     2,493      1,976
                                                          --------   --------
Total deferred tax assets...............................    40,312     44,730
Valuation allowance.....................................    (2,391)   (20,142)
                                                          --------   --------
Net deferred tax assets.................................    37,921     24,588
DEFERRED TAX LIABILITIES:
  Depreciation..........................................    (1,957)    (1,331)
  Other.................................................    (8,185)    (3,389)
                                                          --------   --------
Total deferred tax liabilities..........................   (10,142)    (4,720)
                                                          --------   --------
Total deferred tax assets...............................  $ 27,779   $ 19,868
                                                          ========   ========

    Deferred income taxes are provided to reflect the future tax consequences of differences between the book and the tax basis of assets and liabilities. At December 30, 2000 and January 1, 2000, the Company had a net deferred tax asset of $30.2 million and $40.0 million, before valuation allowance, respectively. At December 30, 2000, $0.7 million of the Company's deferred tax asset was applicable to net operating losses generated by the disqualified disposition of stock options. When realized, the related tax benefit will be credited to additional paid-in capital.

    The Company's net deferred tax asset consists primarily of the future tax benefits from domestic net operating loss carryforwards and other tax credits. Realization of the net deferred tax asset and future adjustments of the valuation allowance depend on the Company's ability to generate taxable income during the respective carryforward periods. Under SFAS No. 109, "Accounting for Income Taxes" the Company is required to recognize all or a portion of its net deferred tax asset if it is believed that it is more likely than not that all or a portion of the benefits of the carryforward losses and tax credits will be realized. In establishing the valuation reserve, management considers positive factors, including positive earnings in recent years, and negative factors including the tax basis losses incurred for eleven consecutive years through 1995, the scheduled expiration of certain tax credit and net operating loss carryovers, the competitive nature of the industry in which the Company sells its products and services, and uncertainties relating to the tax jurisdiction in which income will be generated. Based on all of these factors, primarily the positive taxable income in 1999, 1998 and 1997, the Company reduced
$14.5 million, $16.8 million and $9.3 million of the valuation allowance during 2000, 1999 and 1998, respectively.

                                  GENRAD, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   FOR THE YEARS ENDED DECEMBER 30, 2000, JANUARY 1, 2000 AND JANUARY 2, 1999

    It has been the practice of the Company to reinvest unremitted earnings of foreign subsidiaries outside the United States. Accordingly, the Company does not provide for federal income taxes that would result from the remittance of such earnings.

    At December 30, 2000 the Company had, for tax purposes, domestic and foreign unused net operating loss carryforwards of $74.8 million and $11.6 million, respectively. Domestic net operating loss carryforwards are available to offset future income and will begin expiring in 2003 through 2010. In the case of foreign net operating loss carryforwards, generally in the United Kingdom, such amounts are available to offset future income indefinitely provided there are no substantial changes in the manner in which the Company does business in foreign countries. The Tax Reform Act of 1986 contains provisions that limit the net operating loss carryforwards available to be used in any given year upon the occurrence of certain events, including significant changes in ownership interests.

    For tax purposes, the Company has $834,000 of research credit carryforwards at December 30, 2000, which will expire beginning in 2012.

    Net taxes paid were $2.1 million in 2000, $2.1 million in 1999 and $1.1 million in 1998.

NOTE 9: RETIREMENT BENEFITS

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

                                  GENRAD, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   FOR THE YEARS ENDED DECEMBER 30, 2000, JANUARY 1, 2000 AND JANUARY 2, 1999

    The following tables provide a reconciliation of the changes in the plan's benefit obligations and fair value of assets for 2000 and 1999 and a statement of the funded status as of December 30, 2000 and January 1, 2000 (in thousands).

                                                              2000       1999
                                                            --------   --------
BENEFIT OBLIGATION:
Obligation at beginning of year...........................  $11,622    $33,035
Interest cost.............................................      816      2,105
Actuarial (gain) loss.....................................       16     (2,664)
Benefit payments..........................................   (1,191)    (1,914)
Settlements...............................................       --    (18,940)
                                                            -------    -------
Obligation at end of year.................................  $11,263    $11,622
                                                            =======    =======
FAIR VALUE OF PLAN ASSETS:
Fair value of plan assets at beginning of year............  $ 9,864    $30,169
Actual return on plan assets..............................    2,622        549
Benefit payments..........................................   (1,191)    (1,914)
Settlements...............................................       --    (18,940)
                                                            -------    -------
Fair value of plan assets at end of year..................  $11,295    $ 9,864
                                                            =======    =======
FUNDED STATUS:
Funded status at end of year..............................  $    32    $(1,758)
Unrecognized transition asset.............................     (422)      (528)
Unrecognized (gain) loss..................................   (1,244)       491
                                                            -------    -------
Accrued benefit liability.................................  $(1,634)   $(1,795)
                                                            =======    =======

    The following table provides the components of net periodic pension benefit cost for the plan for 2000, 1999 and 1998 (in thousands):

                                                        2000       1999       1998
                                                      --------   --------   --------
Interest cost.......................................   $ 816     $ 2,105     $2,088
Expected return on plan assets......................    (871)     (2,623)    (2,179)
Amortization of transition asset....................    (106)       (277)      (277)
Net periodic pension benefit cost...................    (161)       (795)      (368)
Settlement loss.....................................      --      (1,223)       (76)
                                                       -----     -------     ------
Net periodic benefit cost...........................   $(161)    $(2,018)    $ (444)
                                                       =====     =======     ======

    The discount rate used in determining the actuarial present value of the projected benefit obligation was 7.25% and 7.5% at December 30, 2000 and January 1, 2000, respectively. There was no rate increase in future compensation levels to determine the actuarial present value of the projected benefit obligation at January 1, 2000 and January 2, 1999, as the Company ceased all benefit accruals on January 31, 1995. The expected long-term rate of return on plan assets was 9.0% in 2000, 9.0% in 1999 and 8.0% in 1998. No contributions were required from the Company for 2000, 1999 or 1998.

DEFINED CONTRIBUTION PLAN

    The Company also sponsors a defined contribution plan. The plan covers employees who work at least 1,000 hours per year and provides for contributions by the employee between 1% and 15% of an

                                  GENRAD, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   FOR THE YEARS ENDED DECEMBER 30, 2000, JANUARY 1, 2000 AND JANUARY 2, 1999

employee's salary, which is capped by the maximum amount permitted by the Internal Revenue Code. Through July 1, 1998, the Company had matched 50% of the first 6% of an employee's contributions. Commencing on July 1, 1998, the Company increased its match to 50% of the first 10% of an employee's contributions. Pension expense recognized for the defined contribution plan totaled
$2.0 million in 2000, $1.8 million in 1999 and $1.5 million in 1998.

NON-U.S. PLANS

    The Company has a defined benefit pension plan for one of its subsidiaries outside the U.S.

    The following tables provide a reconciliation of the changes in the plan's benefit obligations and fair value of assets for 2000 and 1999, and a statement of the funded status as of December 30, 2000 and January 1, 2000 (in thousands).

                                                                2000       1999
                                                              --------   --------
BENEFIT OBLIGATION:
Obligation at beginning of year.............................   $4,220     $4,429
Interest cost...............................................      223        230
Service cost................................................      109        129
Actuarial gain..............................................     (313)      (548)
Benefit payments............................................      (43)       (20)
                                                               ------     ------
Obligation at end of year...................................   $4,196     $4,220
                                                               ======     ======
FUNDED STATUS:
Funded status at end of year................................   $4,196     $4,220
Unrecognized transition obligation..........................       27         32
Unrecognized loss...........................................      197        274
                                                               ------     ------
Accrued benefit liability...................................   $4,420     $4,526
                                                               ======     ======

    The following table provides the components of net periodic benefit cost for the plan for 2000, 1999 and 1998 (in thousands):

                                                            2000       1999       1998
                                                          --------   --------   --------
Interest cost...........................................    $223       $230       $253
Service cost............................................     109        129        136
Amortization of transition asset........................      (4)        (4)        (5)
Amortization of net gain................................      --         --        (32)
                                                            ----       ----       ----
Net periodic benefit cost...............................    $328       $355       $352
                                                            ====       ====       ====

    The discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 6.25% and 3.0% at December 30, 2000 and January 1, 2000, respectively.

ACCRUED POSTRETIREMENT BENEFITS

    The Company put in place the provisions of SFAS No. 106, "Employer's Accounting for Postretirement Benefits Other Than Pensions" for its postretirement benefit plan. The Company provides

                                  GENRAD, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   FOR THE YEARS ENDED DECEMBER 30, 2000, JANUARY 1, 2000 AND JANUARY 2, 1999

certain health care and life insurance benefits for retired U.S. employees. Employees become eligible for these benefits when they reach normal retirement age while working for the Company. Prior to the adoption of this Statement, the cost was recognized as claims were paid. The Company's postretirement benefit plans were modified at the end of 1995 and include a limit on the cost of the Company's contributions for all retirees. The Plan is not funded.

    The following tables provide a reconciliation of the changes in the plan's benefit obligations and fair value of assets for 2000 and 1999, and a statement of the funded status as of December 30, 2000 and January 1, 2000 (in thousands).

                                                              2000       1999
                                                            --------   --------
RECONCILIATION OF BENEFIT OBLIGATION:
Obligation at beginning of year...........................  $ 7,807    $ 7,873
Service cost..............................................      120         51
Interest cost.............................................      544        504
Actuarial loss............................................       11        271
Benefit payments..........................................     (919)      (892)
                                                            -------    -------
Obligation at end of year.................................  $ 7,563    $ 7,807
                                                            =======    =======
RECONCILIATION OF FAIR VALUE OF PLAN ASSETS:
Employer contributions....................................  $   919    $   892
Benefit payments..........................................     (919)      (892)
                                                            -------    -------
Fair value of plan assets at end of year..................  $    --    $    --
                                                            =======    =======
FUNDED STATUS:
Funded status at end of year..............................  $(7,563)   $(7,807)
Unrecognized transition obligation........................    4,149      4,495
Unrecognized gain.........................................      469        458
                                                            -------    -------
Accrued benefit liability.................................  $(2,945)   $(2,854)
                                                            =======    =======

                                  GENRAD, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   FOR THE YEARS ENDED DECEMBER 30, 2000, JANUARY 1, 2000 AND JANUARY 2, 1999

    The following table provides the components of net periodic benefit cost for the plans for 2000, 1999 and 1998 (in thousands):

                                                           2000       1999       1998
                                                         --------   --------   --------
Service cost...........................................   $  120      $ 51       $ 41
Interest cost..........................................      544       504        521
Amortization of transition obligation..................      346       346        345
                                                          ------      ----       ----
Net periodic benefit cost..............................   $1,010      $901       $907
                                                          ======      ====       ====

    Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A 1% change in assumed health care cost trend rates would have the following effects (in thousands):

                                                        1% INCREASE   1% DECREASE
                                                        -----------   -----------
Effect on total of service and interest cost
  components: Postretirement health care benefit
  cost................................................      $ 15         $ (16)
Effect on health care component: Benefit obligation...      $229         $(230)

    For measurement purposes, a 9.0%, 7.0% and 7.5% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2000, 1999 and 1998, respectively. The Company's annual per capita cost commitment for retiree medical care is capped at 1995 levels. As a result, the health care cost trend rate assumption does not have a significant effect on the amounts reported. The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 7.25% at December 30, 2000 and 7.5% at January 1, 2000.

NOTE 10: COMMITTMENTS

    The Company leases certain manufacturing facilities, sales and service offices and equipment under operating leases. Total rental expense for these leases amounted to $9.4 million in 2000, $7.5 million in 1999 and $7.0 million in 1998.

    The future minimum commitments as of December 30, 2000 for noncancelable operating leases are as follows (in thousands):

                                                REAL ESTATE   EQUIPMENT    TOTAL
                                                -----------   ---------   --------
2001..........................................    $ 6,510      $3,248     $ 9,758
2002..........................................      5,723       1,789       7,512
2003..........................................      5,494         628       6,122
2004..........................................      5,239          39       5,278
2005..........................................      4,953           1       4,954
Thereafter....................................     22,272          --      22,272
                                                  -------      ------     -------
Gross commitment..............................     50,191       5,705      55,896
Less sublease income..........................     (2,743)         --      (2,743)
                                                  -------      ------     -------
Net commitment................................    $47,448      $5,705     $53,153
                                                  =======      ======     =======

                                  GENRAD, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   FOR THE YEARS ENDED DECEMBER 30, 2000, JANUARY 1, 2000 AND JANUARY 2, 1999

NOTE 11: OPERATING SEGMENTS AND OTHER GEOGRAPHIC INFORMATION

OPERATING SEGMENTS

    The Company elected to change the reporting of its operating segments effective the third quarter of 2000 as part of the reorganization plan implemented by the CEO. Prior period operating results have been restated to conform to current period presentation.

    The Company is comprised of the following four business units bringing to market integrated hardware, software, and service solutions that empower always-on services and un-interruptable business applications:

    - Process Solutions ("PS") focuses on in-circuit test, x-ray test and re-work solutions as well as plant and line management solutions for electronic product manufacturers.

    - Functional Solutions ("FS") focuses on functional test platforms for manufacturers of telecommunications, computers and automotive electronics.

    - Diagnostic Solutions ("DS") focuses on service bay and manufacturing solutions for transportation OEMs and independent service providers.

    - Support and Services ("SS") focuses on maintenance programs, on-site and remote support, programming services and training to help customers optimize their hardware and software solutions.

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

    The following table illustrates, (in thousands), each of the Company's operating segments' operating income (loss) for the 2000, 1999 and 1998. The amounts provided herein are those utilized by senior management, in allocating resources and evaluating performance. GenRad's chief operating decision

                                  GENRAD, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   FOR THE YEARS ENDED DECEMBER 30, 2000, JANUARY 1, 2000 AND JANUARY 2, 1999

makers do not utilize, nor does GenRad maintain, asset information or capital expenditures by segment, accordingly such information is not presented herein.

                                                 PS         FS         DS         SS       TOTAL
                                              --------   --------   --------   --------   --------
2000:
  Revenue:
    Products................................  $186,689   $16,392    $ 63,640   $ 8,759    $275,480
    Services................................        --        --          --    66,175      66,175
                                              --------   -------    --------   -------    --------
      Total revenue.........................  $186,689   $16,392    $ 63,640   $74,934    $341,655
                                              ========   =======    ========   =======    ========
  Depreciation and amortization:............  $ 11,004   $   252    $  4,667   $ 2,110    $ 18,033
                                              ========   =======    ========   =======    ========
Operating income (loss).....................  $ 38,308   $(3,559)   $(11,071)  $20,437    $ 44,115
                                              ========   =======    ========   =======    ========
1999:
  Revenue:
    Products................................  $135,889   $13,134    $ 76,972   $ 6,367    $232,362
    Services................................        --        --          --   $69,586    $ 69,586
                                              --------   -------    --------   -------    --------
      Total revenue.........................  $135,889   $13,134    $ 76,972   $75,953    $301,948
                                              ========   =======    ========   =======    ========
  Depreciation and amortization:............  $  7,073   $   331    $  1,692   $ 2,005    $ 11,101
                                              ========   =======    ========   =======    ========
Operating income (loss).....................  $ 34,085   $(5,075)   $  7,579   $26,989    $ 63,578
                                              ========   =======    ========   =======    ========
1998:
  Revenue:
    Products................................  $123,473   $19,300    $  9,973   $ 6,544    $159,290
    Services................................        --        --          --    65,499      65,499
                                              --------   -------    --------   -------    --------
      Total revenue.........................  $123,473   $19,300    $  9,973   $72,043    $224,789
                                              ========   =======    ========   =======    ========
  Depreciation and amortization:............  $  8,507   $   894    $  1,499   $ 1,240    $ 12,140
                                              ========   =======    ========   =======    ========
Operating income (loss).....................  $ 17,532   $(1,429)   $ (6,651)  $25,425    $ 34,877
                                              ========   =======    ========   =======    ========

                                  GENRAD, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   FOR THE YEARS ENDED DECEMBER 30, 2000, JANUARY 1, 2000 AND JANUARY 2, 1999

    A reconciliation of the totals reported for the operating segments to income
(loss) before income taxes in the consolidated financial statements is as follows:

                                                                2000       1999       1998
                                                              --------   --------   --------
DEPRECIATION AND AMORTIZATION:
  Total for reportable segments.............................  $18,033    $11,101    $ 12,140
  Corporate depreciation and amortization...................    7,511      3,827       3,172
                                                              -------    -------    --------
Amount per consolidated financial statements................  $25,544    $14,928    $ 15,312
                                                              =======    =======    ========
OPERATING INCOME (LOSS):
  Total for reportable segments.............................  $44,115    $63,578    $ 34,877
  Corporate expenses (a)....................................   23,359     14,476      12,901
  Acquired in-process research and development..............      500         --      10,097
  Loss from impairment of intangible assets.................       --         --       4,906
  Restructuring and other charges...........................    1,291         --      13,617
  Arbitration settlement....................................       --         --       7,650
                                                              -------    -------    --------
  Operating income (loss)...................................   18,965     49,102     (14,294)
Other expense, net..........................................   (7,855)    (1,331)     (1,305)
                                                              -------    -------    --------
Income (loss) before income taxes...........................  $11,110    $47,771     (15,599)
                                                              =======    =======    ========

------------------------

(a) Includes amortization of capitalized software, corporate research and development and other charges.

                                  GENRAD, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   FOR THE YEARS ENDED DECEMBER 30, 2000, JANUARY 1, 2000 AND JANUARY 2, 1999

GEOGRAPHIC DATA

    GenRad sells and supports its products primarily through its own sales and support organizations. The Company maintains sales offices and support centers in the United States, Mexico, the United Kingdom, Germany, France, Switzerland, Italy, Sweden, the Netherlands, Singapore and Malaysia. GenRad also contracts with independent representatives throughout the world to provide sales and support services, primarily in areas not covered directly by a GenRad sales and support center.

    The following table summarizes certain geographic information based on location of customers for 2000, 1999 and 1998 (in thousands):

                                                  2000       1999       1998
                                                --------   --------   --------
REVENUE:
  United States...............................  $154,074   $148,238   $108,479
  United Kingdom..............................    47,381     42,600     34,704
  Germany.....................................    23,598     37,574     14,696
  All other foreign countries.................   116,602     73,536     66,910
                                                --------   --------   --------
Total revenue.................................  $341,655   $301,948   $224,789
                                                ========   ========   ========

    No other individual countries accounted for greater than 10% of consolidated revenues.

                                                             2000       1999
                                                           --------   --------
LONG-LIVED ASSETS:
  United States..........................................  $104,712   $76,080
  Sweden.................................................    29,058        --
  All other foreign countries............................     7,972     7,168
                                                           --------   -------
Total....................................................  $141,742   $83,248
                                                           ========   =======

                                  GENRAD, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   FOR THE YEARS ENDED DECEMBER 30, 2000, JANUARY 1, 2000 AND JANUARY 2, 1999

NOTE 12: SUPPLEMENTAL INFORMATION (UNAUDITED)

QUARTERLY INFORMATION

    The following table summarizes reported quarterly data for 2000, 1999 and 1998 (in thousands, except per share amounts):

                                               FIRST      SECOND     THIRD      FOURTH      YEAR
                                              --------   --------   --------   --------   --------
2000
Revenue.....................................  $66,373    $87,324    $ 78,581   $109,377   $341,655
Gross margin................................   28,171     34,339      32,967     42,227    137,704
Net income (loss)...........................   18,078     (1,031)        227      4,373     21,647
NET INCOME (LOSS) PER SHARE:
  Basic.....................................     0.64      (0.04)       0.01       0.16       0.77
  Diluted...................................     0.63      (0.04)       0.01       0.15       0.75
1999
Revenue.....................................  $53,110    $63,618    $109,246   $ 75,974   $301,948
Gross margin................................   28,552     30,764      42,501     33,374    135,191
Net income..................................   10,322      7,960      17,768     11,444     47,494
NET INCOME PER SHARE:
  Basic.....................................     0.37       0.28        0.62       0.40       1.66
  Diluted...................................     0.35       0.27        0.60       0.39       1.60

NOTE 13: SUBSEQUENT EVENTS

RESTRUCTURING PLAN

    In February 2001, the Company announced a restructuring plan in an effort to improve operating efficiencies. The plan involves outsourcing all of the Company's printed circuit board manufacturing, consolidation of X-ray and Rework manufacturing to its Westford, MA facility and integration of some administrative functions related to European acquisitions to its main Diagnostic Solutions facility. This will result in a workforce reduction of approximately ten percent mainly consisting of manufacturing, administrative and support functions. The Company will record a restructuring charge in the first quarter of 2001 related to this transaction.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information set forth under "Executive Officers of GenRad" in Part I of this report and in Item 1 of the 2001 Proxy Statement is hereby incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION

    The information set forth under "Compensation of Executives and Directors" in the 2001 Proxy Statement is hereby incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information set forth under "Certain Shareholders" and "Election of Directors" in the 2001 Proxy Statement is hereby incorporated by reference.

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

    (a)(2) The following schedules to the consolidated financial statements of GenRad, Inc. and subsidiaries are filed as part of this report:

    A. Schedule II & Valuation and Qualifying Accounts

       REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of GenRad, Inc.:

    Our audits of the consolidated financial statements referred to in our report dated February 8, 2001 appearing in this Annual Report on Form 10-K of GenRad, Inc. also included an audit of the financial statement schedule listed in Item 14 (a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP
Boston, Massachusetts
March 30, 2001

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

         3.3 Articles of Amendment to the Articles of Organization of GenRad, Inc., incorporated by reference to Exhibit 3.1 to the Company's report on Form 10-K for the year ended
                        January 2, 1988.

         3.4 Articles of Amendment and Restatement of the By-Laws of GenRad, Inc. as of October 20, 2000, incorporated by reference to Exhibit 3.4 to the Company's report on Form 10-Q for the quarter ended September 30, 2000.

        10              Lease agreement dated July 26, 1996 between GenRad, Inc. and
                        Michelson Farm- Westford Technology Park Trust, incorporated by reference to Exhibit 10 to the Company's report on
                        Form 10-Q for the quarter ended June 29, 1996.

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

        10.14           Employment Agreement by and between GenRad, Inc. and Robert
                        M. Dutkowsky effective as of April 10, 2000, incorporated by reference to Exhibit 10.14 to the Company's report on
                        Form 10-Q for the quarter ended July 1, 2000.

        10.15           Severance agreement between GenRad, Inc. and Ronald W.
                        Lindell effective as of February 15, 2001, filed herewith.

        10.16           Severance agreement between GenRad, Inc. and Brian C. Quirk effective as of August 21, 1998, filed herewith.

        21              List of Subsidiaries, attached.

        23              Consent of PricewaterhouseCoopers LLP, attached.

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

                                                       GenRad, Inc.
                                                       (Registrant)

                                                       By:                 /s/ ROBERT M. DUTKOWSKY
                                                                  ----------------------------------------
                                                                             Robert M. Dutkowsky
                                                                     CHAIRMAN OF THE BOARD OF DIRECTORS,
                                                                    CHIEF EXECUTIVE OFFICER AND PRESIDENT

                                                                            DATE: MARCH 30, 2001

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              SIGNATURE                                TITLE                       DATE
              ---------                                -----                       ----
/s/ ROBERT M. DUTKOWSKY                Chairman of the Board of Directors,
------------------------------------   Chief Executive Officer and President
Robert M. Dutkowsky                                                           March 30, 2001

Principal financial and accounting
officer:

/s/ WALTER A. SHEPHARD                 Chief Financial Officer, Vice
------------------------------------   President, Global Business
Walter A. Shephard                     Operations, Treasurer, and Clerk       March 30, 2001

A majority of the Board of Directors:

/s/ WILLIAM S. ANTLE III               Director
------------------------------------
William S. Antle III                                                          March 30, 2001

/s/ RUSSELL A. GULLOTTI                Director
------------------------------------
Russell A. Gullotti                                                           March 30, 2001

/s/ LOWELL B. HAWKINSON                Director
------------------------------------
Lowell B. Hawkinson                                                           March 30, 2001

/s/ WILLIAM G. SCHEERER                Director
------------------------------------
William G. Scheerer                                                           March 30, 2001

/s/ ADRIANA STADECKER                  Director
------------------------------------
Adriana Stadecker                                                             March 30, 2001

/s/ ED ZSCHAU                          Director
------------------------------------
Ed Zschau                                                                     March 30, 2001

GENRAD, INC. SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                                                   ADDITIONS
                                                        BALANCE    CHARGED TO                 BALANCE
                                                       BEGINNING   COSTS AND                  AT END
DESCRIPTION                                            OF PERIOD    EXPENSES    DEDUCTIONS   OF PERIOD
-----------                                            ---------   ----------   ----------   ---------
                                                                       (IN THOUSANDS)
Year ended December 30, 2000
  Deducted from asset accounts:
    Allowance for doubtful accounts..................   $ 1,487     $ 2,174       $ 2,833     $   828
    Inventory reserve................................     3,298      11,376         2,457      12,217
    Deferred tax asset valuation allowance...........    20,142          --        17,751       2,391
Year ended January 1, 2000
  Deducted from asset accounts:
    Allowance for doubtful accounts..................   $ 1,538     $ 1,061       $ 1,112     $ 1,487
    Inventory reserve................................     7,122       4,005         7,829       3,298
    Deferred tax asset valuation allowance...........    44,781          --        24,639      20,142
Year ended January 2, 1999
  Deducted from asset accounts:
    Allowance for doubtful accounts..................   $ 1,127     $ 1,170       $   759     $ 1,538
    Inventory reserve................................     6,013       8,787         7,678       7,122
    Deferred tax asset valuation allowance...........    53,162          --         8,381      44,781