Form 10-Q
period 2001-03-31
GENRAD INC
filed 2001-05-17
CIK 40972

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

                      FOR THE QUARTER ENDED MARCH 31, 2001

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

    28,544,401 shares of the Common Stock of GenRad, Inc., $1.00 par value, were outstanding on May 9, 2001.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  GENRAD INC.
                         QUARTERLY REPORT ON FORM 10-Q
                       THREE MONTHS ENDED MARCH 31, 2001
                               TABLE OF CONTENTS

                                                                            PAGE
                                                                          --------
PART I. FINANCIAL INFORMATION
    Item    Consolidated Financial Statements
      1:
              Consolidated Statements of Operations for the three months
                ended March 31, 2001 and April 1, 2000..................      1
              Consolidated Balance Sheets as of March 31, 2001 and
                April 1, 2000...........................................      2
              Consolidated Statements of Cash Flows for the three months
                ended March 31, 2001 and April 1, 2000..................      3
              Notes to Consolidated Financial Statements................      4
    Item    Management's Discussion and Analysis of Financial Condition
      2:      and Results of Operations.................................      9

PART II. OTHER INFORMATION
    Item    Exhibits....................................................     18
      6:
            Signatures..................................................     19

                                     PART I
                   ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                                  GENRAD, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                  (Unaudited)

                                                               THREE MONTHS ENDED
                                                              --------------------
                                                              MARCH 31,   APRIL 1,
                                                                2001        2000
                                                              ---------   --------
REVENUE:
  Products..................................................  $ 46,231    $49,570
  Services..................................................    16,201     16,803
                                                              --------    -------
      Total revenue.........................................    62,432     66,373
COST OF REVENUE:
  Products..................................................    32,611     27,256
  Services..................................................    11,728     10,946
                                                              --------    -------
      Total cost of revenue.................................    44,339     38,202
                                                              --------    -------
Gross margin................................................    18,093     28,171
OPERATING EXPENSES:
  Selling, general and administrative.......................    21,858     17,774
  Research and development..................................     7,896      5,754
  Amortization of acquisition-related intangible assets.....     2,248        791
  Acquired in-process research and development..............        --        500
  Restructuring and other charges (benefits)................     3,058     (2,479)
                                                              --------    -------
      Total operating expenses..............................    35,060     22,340
                                                              --------    -------
Operating income (loss).....................................   (16,967)     5,831
OTHER INCOME (EXPENSE):
  Interest income...........................................        46         65
  Interest expense..........................................    (2,609)      (409)
  Other.....................................................       206         42
                                                              --------    -------
      Total other expense...................................    (2,357)      (302)
                                                              --------    -------
Income (loss) before income taxes...........................   (19,324)     5,529
Income tax benefit..........................................     7,373     12,549
                                                              --------    -------
Net income (loss)...........................................  $(11,951)   $18,078
                                                              ========    =======
NET INCOME (LOSS) PER SHARE:
  Basic.....................................................  $  (0.42)   $  0.64
                                                              ========    =======
  Diluted...................................................  $  (0.42)   $  0.63
                                                              ========    =======
WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic.....................................................    28,511     28,138
                                                              ========    =======
  Diluted...................................................    28,511     28,704
                                                              ========    =======

  The accompanying notes are an integral part of these consolidated financial statements.

                                  GENRAD, INC.
                          CONSOLIDATED BALANCE SHEETS
                    (In thousands, except per share amounts)

                                                               MARCH 31,    DECEMBER 30,
                                                                 2001           2000
                                                              -----------   ------------
                                                              (UNAUDITED)
                           ASSETS
CURRENT ASSETS:
Cash and cash equivalents...................................    $ 14,260      $  8,321
Accounts receivable, less allowance of $1,300 and $828......      83,549       114,355
Inventories.................................................      73,946        65,551
Deferred tax assets.........................................      12,765        12,781
Other current assets........................................      12,455         8,445
                                                                --------      --------
      Total current assets..................................     196,975       209,453

Property and equipment, net.................................      46,193        47,620
Deferred tax assets.........................................      25,855        18,410
Intangible assets, net......................................      85,622        91,497
Other assets................................................       2,434         2,625
                                                                --------      --------
Total assets................................................    $357,079      $369,605
                                                                ========      ========
            LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Trade accounts payable......................................    $ 27,235      $ 21,427
Accrued liabilities.........................................      13,787        14,766
Deferred revenue............................................      11,817        10,185
Accrued compensation and employee benefits..................       6,765        10,645
Current portion of long-term debt...........................      94,135        48,590
                                                                --------      --------
      Total current liabilities.............................     153,739       105,613
LONG-TERM LIABILITIES:
Long-term debt..............................................          47        45,050
Deferred revenue............................................       1,042         1,232
Deferred tax liabilities....................................       3,167         3,412
Other long-term liabilities.................................      13,342        13,541
                                                                --------      --------
      Total long-term liabilities...........................      17,598        63,235
                                                                --------      --------
Total liabilities...........................................    $171,337      $168,848
                                                                --------      --------
STOCKHOLDERS' EQUITY:
Common stock, $1.00 par value, 60,000 shares authorized;
  30,429 and 28,545 issued and outstanding, respectively at
  March 31, 2001 and 30,394 and 28,510 issued and
  outstanding, respectively at December 30, 2000............      30,429        30,394
Additional paid-in capital..................................     226,086       225,738
Treasury stock, 1,884 shares at March 31, 2001 and December
  30, 2000..................................................     (31,292)      (31,292)
Accumulated deficit.........................................     (34,370)      (22,419)
Accumulated other comprehensive loss........................      (5,111)       (1,664)
                                                                --------      --------
      Total stockholders' equity............................     185,742       200,757
                                                                --------      --------
Total liabilities and stockholders' equity..................    $357,079      $369,605
                                                                ========      ========

  The accompanying notes are an integral part of these consolidated financial statements.

                                  GENRAD, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                               THREE MONTHS ENDED
                                                              --------------------
                                                              MARCH 31,   APRIL 1,
                                                                2001        2000
                                                              ---------   --------
OPERATING ACTIVITIES:
Net income (loss)...........................................  $(11,951)   $ 18,078
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
Depreciation and amortization...............................     7,424       4,338
Deferred income tax benefit.................................    (7,445)    (13,102)
All other non-cash adjustments..............................     5,354      (1,550)
Increase (decrease) in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable.........................................    28,978       5,332
Inventories.................................................   (10,050)    (14,597)
All other operating assets and liabilities changes..........    (3,758)       (734)
                                                              --------    --------
Net cash provided by (used in) operating activities.........     8,552      (2,235)

INVESTING ACTIVITIES:
Purchases of property and equipment.........................    (2,715)     (8,799)
Purchase of subsidiaries, net of cash acquired..............        --     (42,021)
Development of intangible assets............................      (595)       (887)
                                                              --------    --------
Net cash used in investing activities.......................    (3,310)    (51,707)

FINANCING ACTIVITIES:
Proceeds from credit facility, net..........................      (957)     57,770
Proceeds from employee stock plans..........................       237         584
Purchase of treasury stock..................................        --      (2,275)
                                                              --------    --------
Net cash (used in) provided by financing activities.........      (720)     56,079
Effect of exchange rates on cash and cash equivalents.......     1,417         637
                                                              --------    --------
Increase in cash and cash equivalents.......................     5,939       2,774
Cash and cash equivalents at beginning of period............     8,321       6,951
                                                              --------    --------
Cash and cash equivalents at end of period..................  $ 14,260    $  9,725
                                                              ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                                  GENRAD, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)

NOTE 1: BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements of GenRad, Inc. ("GenRad" or "the Company") should be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 30, 2000. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary to present fairly the consolidated financial position at March 31, 2001 and December 30, 2000, and the results of operations and cash flows for the three months ended March 31, 2001 and April 1, 2000. Interim results are not necessarily indicative of the results for the full fiscal year.

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

EARNINGS PER SHARE

    Basic EPS is calculated by dividing net income (loss) by the weighted average number of shares outstanding during the period. Diluted EPS is calculated by dividing net income (loss) by the weighted average number of shares outstanding plus the dilutive effect, if any, of outstanding stock options using the "treasury stock" method. The following table presents the calculation for both basic and diluted EPS for the three months ended March 31, 2001 and April 1, 2000 (in thousands, except per share amounts):

                                                                         THREE MONTHS ENDED
                                                   ---------------------------------------------------------------
                                                           MARCH 31, 2001                   APRIL 1, 2000
                                                   ------------------------------   ------------------------------
                                                                           PER                              PER
                                                                          SHARE                            SHARE
                                                     LOSS      SHARES     AMOUNT     INCOME     SHARES     AMOUNT
                                                   --------   --------   --------   --------   --------   --------
BASIC:
Income (loss) available to common stockholders...  $(11,951)   28,511     $(0.42)   $18,078     28,138     $0.64
Dilutive effect of stock options.................        --        --         --         --        566     (0.01)
                                                   --------    ------     ------    -------     ------     -----
DILUTED:
Income (loss) available to common stockholders...  $(11,951)   28,511     $(0.42)   $18,078     28,704     $0.63
                                                   ========    ======     ======    =======     ======     =====

    Options to purchase 4.1 million shares for the three months ended April 1, 2000 were outstanding but were not included in the computations of diluted EPS because the price of the options was greater than the average market price of the common stock for the period reported. There is no difference between basic and diluted earnings per share in 2001 since potential common shares from the exercise of stock options are anti-dilutive.

COMPREHENSIVE INCOME (LOSS)

    Comprehensive income (loss) consists of two components, net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) refers to revenue, expenses, gains and losses that under generally accepted accounting principles are recorded as an element of shareholders' equity but are excluded from net income. The Company's other comprehensive income (loss) is comprised of foreign currency translation adjustments from those subsidiaries not using the U.S. dollar as their functional

                                  GENRAD, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                  (Unaudited)

currency and changes in the fair value of financial instruments designated as cash flow hedges. Comprehensive income (loss) for the three months ended March 31, 2001 and April 1, 2000 are as follows (in thousands):

                                                                    THREE MONTHS ENDED
                                                              ------------------------------
                                                              MARCH 31, 2001   APRIL 1, 2000
                                                              --------------   -------------
Net income (loss)...........................................     $(11,951)        $18,078
Other comprehensive income (loss):
  Foreign currency translation adjustments, net of tax of
    $667 and $(70)..........................................       (1,089)            125
  Unrealized losses on derivatives, net of tax of $642......       (1,048)             --
                                                                 --------         -------
Total other comprehensive income (loss).....................       (2,137)            125
                                                                 --------         -------
Comprehensive income (loss).................................     $(14,088)        $18,203
                                                                 ========         =======

NOTE 2: RESTRUCTURING AND OTHER CHARGES (BENEFITS)

2001 CHARGES

    In February 2001, the Company implemented a restructuring plan in an effort to improve operating efficiencies. The plan involves outsourcing all printed circuit board manufacturing, exiting certain unprofitable product lines and consolidating certain manufacturing and administrative operations. The plan included a workforce reduction of approximately 140 employees primarily in the areas of manufacturing, engineering, service and administration. Total anticipated annual savings from the plan will be approximately $10 million. In accordance with EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity" the Company recorded a restructuring charge during the first quarter of 2001 of $3.1 million. A summary of these charges and the activity through March 31, 2001 is as follows (in thousands):

                                                                                     RESERVE AS
                                                              ORIGINAL     2001     OF MARCH 31,
                                                              RESERVE    ACTIVITY       2001
                                                              --------   --------   ------------
Severance...................................................   $2,579     ($488)       $2,091
Facilities..................................................       80        --            80
Other.......................................................      399      (399)           --
                                                               ------     -----        ------
Totals......................................................   $3,058     $(887)       $2,171
                                                               ======     =====        ======

2000 CHARGES

    During the first quarter of 2000, the Company implemented a restructuring plan involving closure of the Company's Portland, Oregon office and a management restructuring of the Diagnostic Solutions segment in the Manchester, UK facility. The plan resulted in a workforce reduction of approximately 25 employees, mainly consisting of engineering, marketing and training functions and facility closure costs. For the three months ended April 1, 2000, the Company recorded a restructuring charge of $1.0 million which included severance costs of $0.7 million and facility closure costs of $0.3 million. As of March 31, 2001 the plan was substantially complete. Additionally during the first quarter of 2000, the Company completed the extension of a sublease entered into at a facility in Maidenhead, England to include the Company's remaining lease obligation through 2013. As a result of this extension, the Company reversed a charge recorded in a prior year for excess facility reserves. This restructuring charge included accruals

                                  GENRAD, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                  (Unaudited)

related to the lease costs of the facility. The sublet of the facility resulted in the reversal of approximately $3.5 million of the restructuring accrual.

NOTE 3: INVENTORY

    Inventory consists of the following at March 31, 2001 and December 30, 2000, respectively (in thousands):

                                                        MARCH 31,   DECEMBER 30,
                                                          2001          2000
                                                        ---------   ------------
Raw materials.........................................   $24,560       $22,704
Work in process.......................................    37,156        31,378
Finished goods........................................    12,230        11,469
                                                         -------       -------
                                                         $73,946       $65,551
                                                         =======       =======

NOTE 4: OPERATING SEGMENTS

    The Company elected to change the reporting of its operating segments effective the third quarter of 2000. Prior period operating results have been restated to conform to current period presentation.

    The Company is comprised of the following four lines of business:

    - Process Solutions ("PS") focuses on in-circuit test, imaging and re-work solutions as well as plant and line management solutions for electronic product manufacturers.

    - Functional Solutions ("FS") focuses on functional test platforms for manufacturers of telecommunications, computer and automotive electronics.

    - Diagnostic Solutions ("DS") focuses on service bay and manufacturing solutions for transportation OEMs and independent service providers.

    - Support and Services ("SS") focuses on maintenance programs, on-site and remote support, programming services and training to help customers optimize their hardware and software solutions.

    The following table illustrates, (in thousands), each of the Company's operating segments' operating income (loss) for the three months ended March 31, 2001 and April 1, 2000. The amounts provided herein are those utilized by senior management, in allocating resources and evaluating performance. GenRad's

                                  GENRAD, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                  (Unaudited)

chief operating decision makers do not utilize, nor does GenRad maintain, asset information or capital expenditures by segment, accordingly, such information is not presented herein.

                                                    PS         FS         DS         SS       TOTAL
                                                 --------   --------   --------   --------   --------
THREE MONTHS ENDED MARCH 31, 2001:
  Revenue:
    Products...................................  $24,239    $ 6,001    $13,825    $ 2,166    $46,231
    Services...................................       --         --         --     16,201     16,201
                                                 -------    -------    -------    -------    -------
      Total revenue............................  $24,239    $ 6,001    $13,825    $18,367    $62,432
                                                 =======    =======    =======    =======    =======
  Operating income (loss)......................  $(6,972)   $  (640)   $(2,227)   $ 4,707    $(5,132)
                                                 =======    =======    =======    =======    =======
THREE MONTHS ENDED APRIL 1, 2000:
  Revenue:
    Products...................................  $31,930    $ 3,031    $12,735    $ 1,874    $49,570
    Services...................................       --         --         --     16,803     16,803
                                                 -------    -------    -------    -------    -------
      Total revenue............................  $31,930    $ 3,031    $12,735    $18,677    $66,373
                                                 =======    =======    =======    =======    =======
  Operating income (loss)......................  $ 8,311    $(1,227)   $(2,134)   $ 5,969    $10,919
                                                 =======    =======    =======    =======    =======

    A reconciliation of the totals reported for the operating segments to income
(loss) before income taxes in the condensed consolidated statements of operations is as follows:

                                                                    THREE MONTHS ENDED
                                                              ------------------------------
                                                              MARCH 31, 2001   APRIL 1, 2000
                                                              --------------   -------------
Operating income (loss):
  Total for reportable segments.............................     $ (5,132)        $10,919
  Corporate expenses (a)....................................       (8,777)         (7,067)
  Acquired in-process research and development..............           --            (500)
  Restructuring and other (charges) benefits................       (3,058)          2,479
                                                                 --------         -------
  Operating income (loss)...................................      (16,967)          5,831
  Other expense.............................................       (2,357)           (302)
                                                                 --------         -------
Income (loss) before income taxes...........................     $(19,324)        $ 5,529
                                                                 ========         =======

------------------------

(a) Includes amortization of capitalized software, corporate research and development and other charges.

NOTE 5: INDEBTEDNESS

    In March 2000, the Company re-negotiated its existing $50.0 million credit facility, increasing the total borrowings available to $125.0 million (the "new line"). The new line is supported by a syndicated group of banks and provides for a term loan of up to $75.0 million to be utilized for acquisitions and a revolving line of credit of $50.0 million to be used for general working capital purposes. The new line requires the Company to maintain certain leverage, operating cash flow and operating income covenants as well as non-financial operating covenants, as defined, and expires in March 2004. If the Company is not in compliance with its covenants and other obligations under the new line, the lenders may refuse to allow the Company to draw down funds under the revolving line of credit. The new line is collaterized by substantially all of the Company's assets. Certain borrowings on the line, primarily related to acquisitions, are payable quarterly

                                  GENRAD, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                  (Unaudited)

while the remaining borrowings are payable on demand. The new line bears interest at the lesser of the banks' prime rate plus 1.0% or LIBOR plus 2.0%, as determined from time to time by the banks. The interest rates on the new line at March 31, 2001 ranged from 8.44% to 9.50%. Under the terms of the new line, the Company is required to pay a commitment fee on the unused portion of the line of 0.75% of the total unused portion of the line dependent on the Company's operating performance. At March 31, 2001, borrowings outstanding under the line totaled $92.3 million, of which $60.0 million was related to acquisitions and $32.3 million related to general working capital.

    As of March 31, 2001, the Company was not in compliance with the financial covenants of the new line, but subsequently obtained a waiver from the banks through June 15, 2001. The waiver includes a reduction in the maximum availability of the revolving line of credit to $38.0 million. The Company is currently in discussion with its bankers to renegotiate the terms of the new line. Additionally, the Company has begun to explore alternative financing sources, however the outcome of this course of action is uncertain. The Company has classified all amounts outstanding under the new line at March 31, 2001 as due within one year in the financial statements.

NOTE 6: FINANCIAL INSTRUMENTS

    In 2000, the Company entered into three interest rate swaps to mitigate fluctuations in the variable interest rates related to the credit facility. The swaps were designated for the first $22.5 million, second $22.5 million and next $15.0 million of the outstanding principal of the credit facility with fixed interest rates of 6.99%, 7.0% and 6.93%, respectively. The maturity dates of the agreements match that of the underlying credit facility which is March 2004. In accordance with SFAS 133, "Accounting for Derivative Instruments and Hedging Activities", which the Company implemented at the beginning of 2001, changes in the fair value of the derivative are to be carried in accumulated other comprehensive income (expense) over the life of the agreements. On maturity of the agreements, the appropriate gain or loss of the swaps is to be reclassified from accumulated other income (loss) to the income statement in other income (expense).

    As of March 31, 2001, the Company recorded $1.7 million to accumulated other comprehensive loss, which represents a cumulative-effect-type adjustment of $1.0 million, $0.6 million net of tax, related to the unrealized loss on the derivatives as of the beginning of the first quarter of 2001, and an adjustment of $0.7 million, $0.4 million net of tax, to recognize a reduction in the fair value of its swaps during the current quarter. The Company anticipates over the next twelve months that $0.6 million will be reclassed to other expense.

NOTE 7: TREASURY STOCK

    The Company has a stock repurchase program whereby it will purchase in the open market shares of its stock. The Company intends to buy back its stock at times when the market price of the stock presents opportunities to do so, and depending on the Company's other cash requirements. The Company's stock repurchase plan is intended as a means to partially mitigate the dilutive impact of stock options. Through March 31, 2001 and April 1, 2000, the Company had utilized $36.0 million, cumulatively, to repurchase 2,195,600 shares of its common stock. Through March 31, 2001 and April 1, 2000 the Company had reissued 312,000 shares of treasury stock repurchased.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

                                  GENRAD, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to the historical information contained in this document, the discussion in this Report on Form 10-Q contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. The cautionary statements made in this Report on Form 10-Q should be read as being applicable to all related forward-looking statements whenever they appear in this Report on Form 10-Q. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include those discussed in Item 1 "Business" of the Company's Annual Report on Form 10-K for the year ended December 30, 2000 as well as those discussed in this section and elsewhere in this Quarterly Report on Form 10-Q.

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

    GenRad operates as four lines of business bringing to market integrated hardware, software and service solutions that empower always-on services and un-interruptable business applications. The Company considers each line of business a reportable segment:

    - Process Solutions ("PS") focuses on in-circuit test, imaging and re-work solutions as well as plant and line management solutions for electronic product manufacturers.

    - Functional Solutions ("FS") focuses on functional test platforms for manufacturers of telecommunications, computers and automotive electronics.

    - Diagnostic Solutions ("DS") focuses on service bay and manufacturing solutions for transportation OEMs and independent service providers.

    - Support and Services ("SS") focuses on maintenance programs, on-site and remote support, and training to help customers optimize their hardware and software solutions.

RESULTS OF OPERATIONS

    While first quarters are traditionally weak for the Company, this first quarter has been especially difficult and is a direct reflection of weak global demand and dramatic slowdown in our customers' businesses. Regardless of these challenges, we are working through this extraordinary downturn by investing in and enhancing our products and services solutions that help our customers gain productivity, competitiveness and profitability. The Company began experiencing the downturn late last year and implemented cost and expense reduction initiatives including work force downsizing, out-sourcing printed circuit board production and business consolidations to temper the impact of the broad economic slowdown.

    While we cannot minimize the impact of this slowdown, the Company is a global enterprise providing us with a degree of resiliency. The business is equally distributed between our North America and Europe-Asia operations; our customers are well balanced between original equipment and contract manufacturers;

                                  GENRAD, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

and in 2001 no one customer is expected to account for more than eight percent of our business. This business diversity becomes an even greater strength in times of economic uncertainty.

    The Company now believes there is a cyclical downturn in the industry. There is uncertainty as to if and when the next cyclical growth phase will occur. Until such time as we return to a growth period, we expect a continued weakness in orders and therefore expect that the second quarter's revenue will not improve from the levels experienced by the Company during the first quarter of 2001. In light of that belief, the Company has expanded the cost reduction initiatives including the curtailment of all discretionary expenses.

    The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items in the Company's consolidated statements of operations.

                                                                THREE MONTHS ENDED
                                                              ----------------------
                                                              MARCH 31,    APRIL 1,
                                                                 2001        2000
                                                              ----------   ---------
Total revenue...............................................  100.0%       100.0%
Cost of revenue.............................................   71.0%        57.5%
                                                                -------     -------
Gross margin................................................   29.0%        42.5%
Selling, general and administrative.........................   35.0%        26.8%
Research and development....................................   12.6%         8.7%
Amortization of acquisition-related intangible assets.......    3.6%         1.2%
Acquired in-process research and development................  --%            0.7%
Restructuring and other charges (benefits)..................    4.9%        (3.7)%
                                                                -------     -------
Total operating expenses....................................   56.2%        33.7%
                                                                -------     -------
Operating income (loss).....................................  (27.2)%        8.8%
Other expense...............................................   (3.8)%       (0.5)%
Income tax benefit..........................................   11.8%        18.9%
                                                                -------     -------
Net income (loss)...........................................  (19.1)%       27.2%
                                                                =======     =======

ORDERS AND BACKLOG

    Orders for the Company's products and services decreased to $64.1 million for the three months ended March 31, 2001 ("2001") from $80.1 million for the three months ended April 1, 2000 ("2000"). Excluding orders from the acquisitions of Nicolet Imaging Systems and Sierra Research Technology (collectively "NIS") and Autodiagnos AB ("Autodiagnos"), which were completed on March 24, 2000 and April 12, 2000, respectively, orders totaled $59.0 million for 2001 compared to $78.8 million for 2000. PS orders totaled $20.1 million for 2001 compared to $31.8 million for 2000. Excluding NIS, PS orders totaled $16.0 for 2001 compared to $30.5 million for 2000. FS orders totaled $3.0 million for 2001 compared to $4.1 million for 2000. DS orders totaled $20.0 million for 2001 compared to $25.0 million for 2000. Excluding orders from the acquisition of Autodiagnos, DS orders totaled $19.0 million for 2001. SS orders totaled $21.0 million for 2001 compared to $19.2 million for 2000.

    PS orders decreased $14.5 million for 2001 compared to 2000 when excluding orders of NIS, driven by weakening contract manufacturing demand for the segment's in-circuit test products where orders decreased $12.4 million. FS orders decreased $1.1 million for 2001 compared to 2000 driven by decreased demand for Geneva products. DS orders decreased $5.0 million for 2001 compared to 2000. The decrease

                                  GENRAD, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

is attributable to the decrease in orders of the Ford WDS 3500 product. In 2001, $10.0 million of such orders were received compared to $16.3 million in 2000. This was partially offset by an increase in orders of $1.9 million in the Advanced Manufacturing Systems ("AMS") product line.

    North American orders totaled $26.8 million for 2001 compared to $35.0 million for 2000, a decrease of $8.2 million. Excluding orders of NIS, orders decreased $10.4 million. PS orders totaled $10.3 million for 2001 compared to $18.4 million for 2000 which is mainly attributable to a $8.3 million decrease in the demand for the segment's in-circuit test products. DS orders decreased to $1.2 million in 2001 compared to $3.4 million in 2000 principally due to the reduction in WDS orders.

    European orders totaled $29.1 million for 2001 compared to $39.8 million for 2000, a decrease of $10.7 million. Excluding orders of NIS and Autodiagnos, orders decreased $11.9 million. This decrease is primarily attributable to reduced demand for in-circuit test products of $4.4 million in PS and a decrease of $1.0 million in FS product orders. In addition, DS product orders included a $5.4 million decrease in orders of the Ford WDS 3500 product, which was partially offset by an increase in orders of $2.3 million of AMS products.

    Asian orders totaled $8.2 million for 2001 compared to $5.3 million for 2000, an increase of $2.9 million. Excluding orders of NIS, orders increased $2.5 million. This increase is attributable to improved demand in all lines of business in this region. Specifically, orders for products in PS increased $0.6 million, orders for products in FS increased $0.5 million and orders of the Ford WDS 3500 product in DS increased $1.5 million.

    Backlog, represented by those orders received, which are backed by a purchase order, at March 31, 2001 was $44.0 million compared to $42.3 million at December 30, 2000. Most orders have been historically fulfilled within three months of receipt. Although orders are subject to cancellation, GenRad's experience has been that losses resulting from cancellations are not material, however, refer to "Factors That May Affect Future Results".

REVENUE

    Total revenue decreased to $62.4 million for 2001 from $66.4 million for 2000. Excluding revenue of NIS and Autodiagnos, revenue totaled $57.4 million for 2001 compared to $64.5 for 2000. PS revenue totaled $24.2 million for 2001 compared to $31.9 million for 2000. Excluding revenue of NIS, PS revenue totaled $20.2 million in 2001 compared to $30.1 million for 2000. FS revenue totaled $6.0 million for 2001 compared to $3.0 million for 2000. DS revenue totaled $13.8 million for 2001 compared to $12.8 million for 2000. Excluding revenue of Autodiagnos, DS revenue totaled $12.8 million for 2001. SS revenue totaled $18.4 million for 2001 compared to $18.7 million for 2000.

    PS revenue decreased $9.9 million for 2001 compared to 2000 when excluding revenue of NIS. The decrease was due to $9.1 million in lower revenues related to in-circuit test products, principally related to the global economic slowdown and a weakening contract manufacturing demand.

    FS revenue increased $3.0 million in 2001 compared to 2000 as a result of higher Geneva product shipments of $3.0 million.

    DS revenue remained stable when excluding revenue of Autodiagnos. This is attributable to a $1.7 million increase in ADS revenue and $1.1 million in AMS, offset by a decrease in revenue related to the WDS 3500 product, which was $2.7 million lower during 2001. In 2001, the Company shipped 1,053 WDS units compared with 1,396 units in 2000.

                                  GENRAD, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    SS revenue decreased $0.3 million for 2001 compared to 2000. Service revenue for PS totaled $7.6 million for 2001 compared to $7.9 million for 2000. Service revenue for FS products totaled $0.8 million for 2001 compared to $0.7 million for 2000. Service revenue for DS products totaled $5.5 million for 2001 compared to $6.7 million for 2000, a $1.2 million decrease principally driven by reduced demand for services related to ADS.

    Revenue from international markets was $37.7 million, or 60.5% of revenue for 2001 compared to $39.3 million, or 59.2% of revenue for 2000. The international mix of the Company's revenues remained consistent from year to year with reduced international revenues following the worldwide revenue decline. Revenues from international markets are subject to the risk of currency fluctuations.

GROSS MARGINS

    Gross margin was $18.1 million, or 29.0%, for 2001 compared to $28.2 million, or 42.4%, for 2000. Product margin decreased $8.7 million and service margin decreased $1.4 million. The decrease in product margin is mainly attributable to a $10.2 million decrease in product margin related to the PS line of business partially offset by an in increase of $1.2 million in product margin related to the FS line of business and an increase of $1.3 million in product margin related to the DS line of business. Specifically, the decrease in gross margin dollars reflects weakened in-circuit test products margin of $7.0 million due to an unfavorable mix of product sales and under-absorption of manufacturing facility costs. The service margin decrease is attributed to strong lower-margin ICS revenues offset by reduced higher-margin application revenues.

    Inventory turnover for 2001 increased to 1.9 times (annualized) as compared to 1.8 times (annualized) for 2000. The Company's consolidated inventory balance increased by $8.4 million, to $73.9 million during 2001 compared to a year ago. The growth is attributed to the combination of the weak global product demand and the establishment of a buffer stock of printed circuit boards due to the production outsourcing plan. Inventory investment is slowing and the balances are expected to decline over the remainder of the year.

OPERATING EXPENSES

    Selling, general and administrative expenses increased to $21.9 million, or 35.0% of total revenue for 2001 from $17.8 million, or 26.8% of total revenue for 2000. Excluding expenses of NIS and Autodiagnos, selling, general and administrative expenses totaled $19.0 million during 2001 and $17.4 million during 2000. The increase in selling, general and administrative expenses in dollars is primarily attributable to selling and corporate marketing expenses and increased amortization expenses associated with the Company's enterprise resource planning system SAP R/3-TM- ("SAP"), for which the second phase was placed in service in the third quarter of 2000.

    Research and development expenses increased to $7.9 million, or 12.6% of total revenue for 2001 from $5.8 million, or 8.7% of total revenue for 2000. Excluding expenses of NIS and Autodiagnos, research and development expenses totaled $6.6 million for 2001 and $5.6 million for 2000. The increase in research and development expenses primarily reflects the Company's efforts to enter the automotive aftermarket in DS and on-going new product development efforts in the imaging product line of PS. The Company expects to continue to invest in new product development and enhancements to its existing products.

    Amortization of acquisition-related intangible assets totaled $2.2 million, or 3.6% of total revenue, for 2001, compared to $0.8 million, or 1.2% of total revenue, for 2000. The increase in dollars, and as a percentage of revenue, is attributable to the acquisitions of NIS and Autodiagnos in 2000.

                                  GENRAD, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OTHER EXPENSE

    Other expense was $2.4 million for 2001 compared to $0.3 million for 2000, related to net interest charges, reflecting increased borrowings on its credit facility, primarily due to acquisitions.

INCOME TAX BENEFIT

    The Company recorded a net tax benefit of $7.4 million for 2001 compared to a net income tax benefit of $12.5 million for 2000. The recorded net tax benefit in 2001 is the result of the pre-tax net loss of $19.3 million. The recorded net tax benefit in 2000 results primarily from a reversal of a portion of the deferred tax asset valuation allowance totaling $14.5 million, which was recorded during the three months ended April 1, 2000 due to management's expectations of future income and expected utilization of domestic and foreign net operating loss carryforwards. Excluding the reversal of a portion of the deferred tax asset valuation allowance, the income tax provision totaled $1.9 million for 2000.

ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT

    During the first quarter of 2000, the Company acquired the rights to certain imaging technologies as part of its purchase of NIS for which technological feasibility had not been established and no alternative future uses were identified. Consequently, a portion of the purchase price relating to acquired in-process research and development was expensed at the time of the acquisition. The total of $0.5 million is included as acquired in-process research and development in the accompanying consolidated statement of operations.

RESTRUCTURING AND OTHER CHARGES (BENEFITS)

2001 CHARGES

    In February 2001, the Company implemented a strategic restructuring plan in an effort to improve operating efficiencies. The plan involves outsourcing all printed circuit board manufacturing, exiting certain unprofitable product lines and consolidating manufacturing and administrative operations. The plan included a workforce reduction of approximately 140 employees primarily in the areas of manufacturing, engineering, service and administration. Total anticipated annual savings from the plan will be approximately $10 million. In accordance with EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity" the Company recorded a restructuring charge during the first quarter of 2001 of $3.1 million. A summary of these charges and the activity used through March 31, 2001 is as follows (in thousands):

                                                                                     RESERVE AS
                                                              ORIGINAL     2001     OF MARCH 31,
                                                              RESERVE    ACTIVITY       2001
                                                              --------   --------   ------------
Severance...................................................   $2,579     ($488)       $2,091
Facilities..................................................       80        --            80
Other.......................................................      399      (399)           --
                                                               ------     -----        ------
Totals......................................................   $3,058     ($887)       $2,171
                                                               ======     =====        ======

2000 CHARGES

    During the first quarter of 2000, the Company implemented a restructuring plan involving closure of the Company's Portland, Oregon office and a management restructuring of the Diagnostic Solutions

                                  GENRAD, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

segment in the Manchester, UK facility. The plan resulted in a workforce reduction of approximately 25 employees, mainly consisting of engineering, marketing and training functions and facility closure costs. For the three months ended April 1, 2000, the Company recorded a restructuring charge of $1.0 million which included severance costs of $0.7 million and facility closure costs of $0.3 million. As of March 31, 2001 the plan was substantially complete. Additionally during the first quarter of 2000, the Company completed the extension of a sublease entered into at a facility in Maidenhead, England to include the Company's remaining lease obligation through 2013. As a result of this extension, the Company reversed a charge recorded in a prior year for excess facility reserves. This restructuring charge included accruals related to the lease costs of the facility. The sublet of the facility resulted in the reversal of approximately $3.5 million of the restructuring accrual.

LIQUIDITY AND SOURCES OF CAPITAL

    The Company's primary source of liquidity is internally generated funds and utilization of its available credit facility.

    Cash at March 31, 2001 totaled $14.3 million compared to $8.3 million at December 30, 2000. The Company's current ratio at March 31, 2001 decreased to
1.3 from 2.0 at December 30, 2000. Net cash provided by operating activities was $8.6 million in 2001 compared to net cash used in operating activities, net of effects of acquisitions, of $2.2 million in 2000.

    Net cash provided by operating activities during 2001 was primarily driven by a decrease in accounts receivable of $29.0 million, the result of aggressive collection efforts combined with the quarter's depressed sales volume, depreciation and amortization of $7.4 million, and restructuring charges of $3.1 million. These inflows were primarily utilized to fund the $12.0 million net loss, inventory investments of $10.1 million, and an increase in deferred tax assets of $7.4 million, mainly from the tax benefit generated by the net loss.

    During 2001, net cash used in investing activities was $3.3 million, compared to $51.7 million for 2000, mainly due to the acquisition of NIS. Capital expenditures totaled $2.7 million for 2001 and $8.8 million for 2000. The significant decrease in capital expenditures for 2001 compared to 2000 is attributable to two significant items in 2000: the investment of $2.3 million in 2000 required in bringing production of the Ford WDS 3500 product in-house, and an incremental decrease of $1.3 million related to implementing the second phase of SAP.

    Net cash used in financing activities was $0.7 million for 2001 compared to net cash provided by financing activities of $56.1 million for 2000. This is primarily attributable to the Company's significant additional borrowings during 2000 for the purpose of funding acquisitions. Net borrowings in 2000 totaled $63.7 million of which $45.0 million were related to acquisitions and $18.7 million was related to general working capital requirements, primarily inventory investment.

TREASURY STOCK

    The Company has a stock repurchase program whereby it will purchase in the open market shares of its stock. The Company intends to buy back its stock at times when the market price of the stock presents opportunities to do so, and depending on the Company's other cash requirements. The Company's stock repurchase plan is intended as a means to partially mitigate the dilutive impact of stock options. During the first quarter of 2000, the Company utilized $2.3 million to repurchase 151,000 shares of its common stock.

                                  GENRAD, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INDEBTEDNESS

    In March 2000, the Company re-negotiated its existing $50.0 million credit facility, increasing the total borrowings available to $125.0 million (the "new line"). The new line is supported by a syndicated group of banks and provides for a term loan of up to $75.0 million to be utilized for acquisitions and a revolving line of credit of $50.0 million to be used for general working capital purposes. The new line requires the Company to maintain certain leverage, operating cash flow and operating income covenants as well as non-financial operating covenants, as defined, and expires in March 2004. If the Company is not in compliance with its covenants and other obligations under the new line, the lenders may refuse to allow the Company to draw down funds under the revolving line of credit. The new line is collaterized by substantially all of the Company's assets. Certain borrowings on the line, primarily related to acquisitions, are payable quarterly while the remaining borrowings are payable on demand. The new line bears interest at the lesser of the banks' prime rate plus 1.0% or LIBOR plus 2.0%, as determined from time to time by the banks. The interest rates on the new line at March 31, 2001 ranged from 8.44% to 9.50%. Under the terms of the new line, the Company is required to pay a commitment fee on the unused portion of the line of 0.75% of the total unused portion of the line dependent on the Company's operating performance. At March 31, 2001, borrowings outstanding under the line totaled $92.3 million, of which $60.0 million was related to acquisitions and $32.3 million related to general working capital.

    As of March 31, 2001, the Company was not in compliance with the financial covenants of the new line, but subsequently obtained a waiver from the banks through June 15, 2001. The waiver includes a reduction in the maximum availability of the revolving line of credit to $38.0 million. The Company is currently in discussion with its bankers to renegotiate the terms of the new line. The Company has timely made all payments of principal and interest due under the new line and anticipates that it will continue to be able to make payments of principal and interest under the new line as they become due in the ordinary course. Additionally, the Company has begun to explore alternative financing sources, however the outcome of this course of action is uncertain. The Company has classified all amounts outstanding under the new line at March 31, 2001 as due within one year in the financial statements.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company maintains development, sales and support facilities in several locations worldwide, including, the United Kingdom, France, Germany, Switzerland, Sweden, Singapore and Mexico among others. A significant amount of the Company's business is conducted with companies located in these and other countries and certain transactions may be denominated in currencies other than the US dollar. As a result, the Company may experience transaction gains and losses as a result of currency fluctuations. In order to minimize its exposure to loss from changes in foreign currency exchange rates, the Company mitigates its risk using foreign currency forward exchange contracts. The Company's currency risk mitigation strategies are designed to reduce the Company's vulnerability to certain foreign currency exchange exposures. In executing its strategies, the Company actively monitors foreign currency exchange rates and executes foreign currency forward exchange contracts, primarily with financial institutions. These

                                  GENRAD, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

contracts serve to offset the impact of actual foreign currency changes, e.g., if currency rates changed with respect to a certain transaction resulting in a loss to the Company, the forward contract would be structured to result in a gain, thereby minimizing the actual loss incurred, if any.

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

    The recent economic downturn has had an impact on consumer and capital spending in many of the markets that we serve worldwide. It also has created an imbalance of supply and demand in both the OEM and contract manufacturing industries. These forces are currently adversely impacting the Company's order and revenue performance. Management is uncertain as to how long and how deep the current downturn may be in these markets.

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

                                  GENRAD, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

                           PART II. OTHER INFORMATION

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

    (a) The following exhibits are filed as part of this report:


10.17 Revolving credit and term loan agreement between GenRad, Inc., GenRad Holdings Limited, GenRad Europe Limited and
        GenRad Limited ("GenRad") and Fleet National Bank effective as of March 24, 2000, filed herewith.
10.18 Amended revolving credit and term loan agreement between GenRad and Fleet National Bank effective as of June 29,
        2000, filed herewith.
10.19 Amended revolving credit and term loan agreement between GenRad and Fleet National Bank effective as of September 30, 2000, filed herewith.
10.20 Amended revolving credit and term loan agreement between GenRad and Fleet National Bank effective as of December 30,
        2000, filed herewith.
10.21 Amended revolving credit and term loan agreement between GenRad and Fleet National Bank effective as of April 18,
        2001, filed herewith.
10.22 Severance agreement between GenRad, Inc. and Peter Miles effective as of September 1, 2000, filed herewith.

    (b) There were no reports on Form 8-K filed during the three months ended March 31, 2001.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf the undersigned thereunto duly authorized.

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

Date: May 17, 2001