Form 10-K/A
period 2000-12-30
GENRAD INC
filed 2001-06-29
CIK 40972

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A


(Mark One)

[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 30, 2000.

[   ]    Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the transition period from _______________ to _______________ .


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

                                      NONE


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of shares of Common Stock held by non-affiliates of the registrant as of March 26, 2001 was $239,658,438. As of March 26, 2001, 28,509,554 shares of the Common Stock of GenRad, Inc., $1.00 par value, were outstanding.

REQUIRED INFORMATION


In accordance with General Instruction F of Form 10-K and Rule 15d-21 of the Securities Act of 1934, as amended, GenRad, Inc. is filing this first amendment to its Annual Report on Form 10-K filed on March 30, 2001 to include as exhibits the financial statements and schedules of the GenRad Choice Investment Plan and a consent of Independent Accountants. Such financial statements and schedules have been prepared in accordance with the financial reporting requirements of ERISA and examined by an independent accountant on a full scope basis.

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

         (a)(2) The following schedules to the Consolidated Financial Statements of GenRad, Inc. and Subsidiaries are filed as part of this report:

         A.       Schedule II & Valuation and Qualifying Accounts

       REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULES

To the Board of Directors of GenRad, Inc.:

         Our audits of the consolidated financial statements referred to in our report dated February 8, 2001 appearing in this Form 10-K also included an audit of the Financial Statement Schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

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

              3.4 Articles of Amendment and Restatement of the By-Laws of GenRad, Inc. as of October 20, 2000, incorporated by reference to Exhibit 3.1 to the Company's report on Form 10-Q for the quarter ended September 30, 2000.

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

              10.15 Severance agreement between GenRad, Inc. and Ronald W. Lindell effective as of February 15, 2001, filed herewith.

              10.16 Severance agreement between GenRad, Inc. and Brian C. Quirk effective as of August 21, 1998, filed herewith.

              21      List of Subsidiaries, attached.

              23.1    Consent of PricewaterhouseCoopers LLP, attached.

              23.2    Consent of PricewaterhouseCoopers LLP, attached.

              99.1 Financial Statements as of and for the years ended December 31, 2000 and 1999 and Additional Information Required for Form 5500 for the year ended December 31, 2000.

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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this first amendment to its annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this the 29th day of June, 2001.

                                               GENRAD, INC.


                                               By: /s/ Walter A. Shephard
                                                   -------------------------
                                                   Walter A. Shephard
                                                   Chief Financial Officer