Form 10-Q
period 2001-06-30
GENRAD INC
filed 2001-08-14
CIK 40972

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

                      FOR THE QUARTER ENDED JUNE 30, 2001

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

    28,551,636 shares of the Common Stock of GenRad, Inc., $1.00 par value, were outstanding on August 9, 2001.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  GENRAD, INC.
                         QUARTERLY REPORT ON FORM 10-Q
                        THREE MONTHS ENDED JUNE 30, 2001
                               TABLE OF CONTENTS

                                                                            PAGE
                                                                          --------
PART I. FINANCIAL INFORMATION
    Item 1: Consolidated Financial Statements
              Consolidated Statements of Operations for the Three and
                Six months ended June 30, 2001 and July 1, 2000.........      1
              Consolidated Balance Sheets as of June 30, 2001 and
                December 30, 2000.......................................      2
              Consolidated Statements of Cash Flows for the Six months
                ended June 30, 2001 and July 1, 2000....................      3
              Notes to Consolidated Financial Statements................      4

    Item 2: Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................     12

PART II. OTHER INFORMATION
    Item 4: Submission of Matters to a Vote of Security Holders.........     23
    Item 6: Exhibits and Reports on Form 8-K............................     23
            Signatures..................................................     24

                   ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
                                  GENRAD, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                  (Unaudited)

                                                        THREE MONTHS ENDED     SIX MONTHS ENDED
                                                        -------------------   -------------------
                                                        JUNE 30,   JULY 1,    JUNE 30,   JULY 1,
                                                          2001       2000       2001       2000
                                                        --------   --------   --------   --------
REVENUE:
Products..............................................  $ 39,852   $70,303    $ 86,083   $119,873
Services..............................................    14,646    17,021      30,847     33,824
                                                        --------   -------    --------   --------
    Total revenue.....................................    54,498    87,324     116,930    153,697
COST OF REVENUE:
Products..............................................    51,669    40,740      84,280     67,996
Services..............................................    10,640    12,245      22,368     23,191
                                                        --------   -------    --------   --------
    Total cost of revenue.............................    62,309    52,985     106,648     91,187
                                                        --------   -------    --------   --------
Gross margin..........................................    (7,811)   34,339      10,282     62,510
OPERATING EXPENSES:
Selling, general and administrative...................    18,309    20,329      40,167     38,103
Research and development..............................     8,249     7,237      16,145     12,991
Amortization of acquisition-related intangible
  assets..............................................     2,070     2,004       4,318      2,795
Restructuring and other charges.......................        --     4,124       3,058      1,645
Impairment of long-lived assets.......................    21,816        --      21,816         --
Acquired in-process research and development..........        --        --          --        500
                                                        --------   -------    --------   --------
    Total operating expenses..........................    50,444    33,694      85,504     56,034
                                                        --------   -------    --------   --------
Operating income (loss)...............................   (58,255)      645     (75,222)     6,476
OTHER INCOME (EXPENSE):
Interest income.......................................        42        59          88        124
Interest expense......................................    (3,181)   (2,326)     (5,790)    (2,735)
Other.................................................      (812)       10        (606)        52
                                                        --------   -------    --------   --------
    Total other expense...............................    (3,951)   (2,257)     (6,308)    (2,559)
                                                        --------   -------    --------   --------
Income (loss) before income taxes.....................   (62,206)   (1,612)    (81,530)     3,917
Income tax benefit....................................    23,608       581      30,981     13,130
                                                        --------   -------    --------   --------
Net income (loss).....................................  $(38,598)  $(1,031)   $(50,549)  $ 17,047
                                                        ========   =======    ========   ========

NET INCOME (LOSS) PER SHARE:
  Basic...............................................  $  (1.35)  $ (0.04)   $  (1.77)  $   0.61
                                                        ========   =======    ========   ========

  Diluted.............................................  $  (1.35)  $ (0.04)   $  (1.77)  $   0.60
                                                        ========   =======    ========   ========
WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic...............................................    28,549    28,073      28,530     28,105
                                                        ========   =======    ========   ========
  Diluted.............................................    28,549    28,073      28,530     28,551
                                                        ========   =======    ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                                  GENRAD, INC.
                          CONSOLIDATED BALANCE SHEETS
                    (In thousands, except per share amounts)

                                                               JUNE 30,     DECEMBER 30,
                                                                 2001           2000
                                                              -----------   ------------
                                                              (Unaudited)
                                         ASSETS
CURRENT ASSETS:
Cash and cash equivalents...................................    $  5,935      $  8,321
Accounts receivable, less allowance of $1,403 and $828......      66,522       114,355
Inventories.................................................      58,570        65,551
Deferred tax assets.........................................      10,649        12,781
Other current assets........................................      14,467         8,445
                                                                --------      --------
    Total current assets....................................     156,143       209,453

Property and equipment, net.................................      44,133        47,620
Deferred tax assets.........................................      48,891        18,410
Intangible assets, net......................................      53,104        91,497
Other assets................................................       2,200         2,625
                                                                --------      --------
Total assets................................................    $304,471      $369,605
                                                                ========      ========
                          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt...........................    $ 85,519      $ 48,590
Trade accounts payable......................................      28,168        21,427
Accrued liabilities.........................................       9,804        14,766
Accrued compensation and employee benefits..................       8,001        10,645
Deferred revenue............................................      11,834        10,185
                                                                --------      --------
    Total current liabilities...............................     143,326       105,613
LONG-TERM LIABILITIES:
Long-term debt..............................................          45        45,050
Deferred revenue............................................         951         1,232
Deferred tax liabilities....................................          --         3,412
Other long-term liabilities.................................      13,273        13,541
                                                                --------      --------
    Total long-term liabilities.............................      14,269        63,235
                                                                --------      --------
Total liabilities...........................................    $157,595      $168,848
                                                                --------      --------
STOCKHOLDERS' EQUITY:
Common stock, $1.00 par value, 60,000 shares authorized;
  30,437 and 28,553 issued and outstanding, respectively at
  June 30, 2001 and 30,394 and 28,510 issued and
  outstanding, respectively at December 30, 2000............      30,437        30,394
Additional paid-in capital..................................     226,186       225,738
Treasury stock, 1,884 shares at June 30, 2001 and December
  30, 2000..................................................     (31,292)      (31,292)
Accumulated deficit.........................................     (72,968)      (22,419)
Accumulated other comprehensive loss........................      (5,487)       (1,664)
                                                                --------      --------
    Total stockholders' equity..............................     146,876       200,757
                                                                --------      --------
Total liabilities and stockholders' equity..................    $304,471      $369,605
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

                                  GENRAD, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                               SIX MONTHS ENDED
                                                              -------------------
                                                              JUNE 30,   JULY 1,
                                                                2001       2000
                                                              --------   --------
OPERATING ACTIVITIES:
Net income (loss)...........................................  $(50,549)  $17,047
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
Depreciation and amortization...............................    14,290    10,614
Deferred income tax benefit.................................   (31,436)       --
Impairment of long-lived assets.............................    28,190        --
All other non-cash adjustments..............................    17,840   (15,586)
  Changes in operating assets and liabilities, net of
    effects of acquisitions:
Accounts receivable.........................................    45,041    (6,581)
Inventories.................................................    (7,483)  (16,876)
All other operating assets and liabilities changes..........    (6,943)   (1,122)
                                                              --------   -------
Net cash provided by (used in) operating activities.........     8,950   (12,504)

INVESTING ACTIVITIES:
Purchases of property and equipment.........................    (4,523)  (12,782)
Proceeds from sale of property and equipment................       921        --
Purchase of subsidiaries, net of cash acquired..............        --   (69,185)
Development of intangible assets............................    (1,083)   (1,619)
                                                              --------   -------
Net cash used in investing activities.......................    (4,685)  (83,586)

FINANCING ACTIVITIES:
Proceeds from (repayments of) credit facility, net..........    (9,404)   99,224
Proceeds from employee stock plans..........................       268       818
Purchase of treasury stock..................................        --    (2,275)
                                                              --------   -------
Net cash (used in) provided by financing activities.........    (9,136)   97,767
Effect of exchange rates on cash and cash equivalents.......     2,485     3,011
                                                              --------   -------
(Decrease) increase in cash and cash equivalents............    (2,386)    4,688
Cash and cash equivalents at beginning of period............     8,321     6,951
                                                              --------   -------
Cash and cash equivalents at end of period..................  $  5,935   $11,639
                                                              ========   =======

  The accompanying notes are an integral part of these consolidated financial statements.

                                  GENRAD, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)

NOTE 1: BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements of GenRad, Inc. ("GenRad" or "the Company") should be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 30, 2000. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary to present fairly the consolidated financial position at June 30, 2001 and December 30, 2000, the results of operations for the three and six months ended June 30, 2001 and July 1, 2000, and cash flows for the six months ended June 30, 2001 and July 1, 2000. Interim results are not necessarily indicative of the results for the full fiscal year.

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

EARNINGS PER SHARE

    Basic earnings per share ("EPS") is calculated by dividing net income (loss) by the weighted average number of shares outstanding during the period. Diluted EPS is calculated by dividing net income (loss) by the weighted average number of shares outstanding plus the dilutive effect, if any, of outstanding stock options using the "treasury stock" method. The following table presents the calculation for both basic and diluted EPS for the three and six months ended June 30, 2001 and July 1, 2000 (in thousands, except per share amounts):

                                                                         THREE MONTHS ENDED
                                                   ---------------------------------------------------------------
                                                           JUNE 30, 2001                     JULY 1, 2000
                                                   ------------------------------   ------------------------------
                                                                           PER                              PER
                                                                          SHARE                            SHARE
                                                     LOSS      SHARES     AMOUNT      LOSS      SHARES     AMOUNT
                                                   --------   --------   --------   --------   --------   --------
BASIC:
Net loss.........................................  $(38,598)   28,549     $(1.35)   $(1,031)    28,073     $(0.04)
Dilutive effect of stock options.................        --        --         --         --         --         --
                                                   --------    ------     ------    -------     ------     ------
DILUTED:
Net loss.........................................  $(38,598)   28,549     $(1.35)   $(1,031)    28,073     $(0.04)
                                                   ========    ======     ======    =======     ======     ======

                                                                          SIX MONTHS ENDED
                                                   ---------------------------------------------------------------
                                                           JUNE 30, 2001                     JULY 1, 2000
                                                   ------------------------------   ------------------------------
                                                                           PER                              PER
                                                                          SHARE                            SHARE
                                                     LOSS      SHARES     AMOUNT     INCOME     SHARES     AMOUNT
                                                   --------   --------   --------   --------   --------   --------
BASIC:
Net income (loss)................................  $(50,549)   28,530     $(1.77)   $17,047     28,105     $ 0.61
Dilutive effect of stock options.................        --        --         --         --        446     $(0.01)
                                                   --------    ------     ------    -------     ------     ------
DILUTED:
Net income (loss)................................  $(50,549)   28,530     $(1.77)   $17,047     28,551     $ 0.60
                                                   ========    ======     ======    =======     ======     ======

                                  GENRAD, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                  (Unaudited)

    Options to purchase 4.6 million shares for the six months ended July 1, 2000 were outstanding but were not included in the computation of diluted EPS because the price of the options was greater than the average market price of the common stock for the period reported. There is no difference between basic and diluted earnings per share in 2001 or the three months ended July 1, 2000 as the Company is in a loss position and therefore potential common shares from the exercise of stock options are anti-dilutive.

COMPREHENSIVE INCOME (LOSS)

    Comprehensive income (loss) consists of two components, net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) refers to revenue, expenses, gains and losses that under generally accepted accounting principles are recorded as an element of shareholders' equity but are excluded from net income. The Company's other comprehensive income (loss) is comprised of foreign currency translation adjustments from those subsidiaries not using the U.S. dollar as their functional currency and changes in the fair value of financial instruments designated as cash flow hedges. Comprehensive income
(loss) for the three and six months ended June 30, 2001 and July 1, 2000 are as follows (in thousands):

                                                                   THREE MONTHS ENDED
                                                              ----------------------------
                                                              JUNE 30, 2001   JULY 1, 2000
                                                              -------------   ------------
Net loss....................................................    $(38,598)       $(1,031)
Other comprehensive income (loss):
  Foreign currency translation adjustments, net of tax of
    $213 and $(108).........................................        (347)           192
  Unrealized gain on derivatives, net of tax of $70.........         114             --
                                                                --------        -------
Total other comprehensive income (loss).....................        (233)           192
                                                                --------        -------
Comprehensive loss..........................................    $(38,831)       $  (839)
                                                                ========        =======

                                                                    SIX MONTHS ENDED
                                                              ----------------------------
                                                              JUNE 30, 2001   JULY 1, 2000
                                                              -------------   ------------
Net income (loss)...........................................    $(50,549)       $17,047
Other comprehensive income (loss):
  Foreign currency translation adjustments, net of tax of
    $880 and $(178).........................................      (1,436)           316
  Unrealized loss on derivatives, net of tax of $572........        (934)            --
                                                                --------        -------
Total other comprehensive income (loss).....................      (2,370)           316
                                                                --------        -------
Comprehensive income (loss).................................    $(52,919)       $17,363
                                                                ========        =======

NOTE 2: RESTRUCTURING AND OTHER CHARGES

2001 CHARGES

    In February 2001, the Company implemented a restructuring plan in an effort to improve operating efficiencies. The plan involves outsourcing all printed circuit board manufacturing, exiting certain unprofitable product lines and consolidating certain manufacturing and administrative operations. The plan included a workforce reduction of approximately 140 employees primarily in the areas of manufacturing, engineering, service and administration. Total anticipated annual savings from the plan will be approximately $10 million. In accordance with EITF 94-3, "Liability Recognition for

                                  GENRAD, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                  (Unaudited)

Certain Employee Termination Benefits and Other Costs to Exit an Activity" the Company recorded a restructuring charge during the first quarter of 2001 of $3.1 million. The Company estimates that payments related to the restructuring will be completed by the second quarter of 2002. A summary of these charges and the activity through June 30, 2001 is as follows (in thousands):

                                                             SEVERANCE   FACILITIES    OTHER      TOTAL
                                                             ---------   ----------   --------   --------
Original reserve...........................................   $2,579         $80        $399      $3,058
Payments in the three months ended March 31, 2001..........     (488)         --        (399)       (887)
                                                              ------         ---        ----      ------
Remaining reserve as of March 31, 2001.....................    2,091          80          --       2,171
Payments in the three months ended June 30, 2001...........     (943)        (29)         --        (972)
                                                              ------         ---        ----      ------
Remaining reserve as of June 30, 2001......................   $1,148         $51          --      $1,199
                                                              ======         ===        ====      ======

2000 CHARGES

    During the second quarter of 2000, the Company implemented a reorganization plan in connection with the election of Robert M. Dutkowsky as Chairman, President and Chief Executive Officer (collectively "CEO"). As a result, the employment of certain members of management, including the then current CEO, was terminated. A charge of $4.1 million for severance costs to be completed during fiscal 2001 was recorded during the three months ended July 1, 2000. As of July 1, 2000, payments of $3.1 million were made against the reserve. As of June 30, 2001 the remaining balance was $0.1 million.

NOTE 3: IMPAIRMENT OF LONG-LIVED ASSETS

    In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of," the Company records impairment losses on long-lived assets to be held and used or to be disposed of when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the asset's carrying amount.

    In accordance with SFAS No. 86, "Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed," the Company records impairment losses on capitalized computer software costs when indicators of impairment are present and the estimated value of the assets is less than the assets' carrying amount.

    During the second quarter of 2001, the Company performed a review of the carrying value of goodwill and other long lived assets pertaining to the Diagnostic Solutions ("DS") operating segment in accordance with SFAS No. 121 and SFAS No. 86. The goodwill and other long-lived assets involved in the review related principally to the acquisitions of Autodiagnos in April 2000 and Mastertech in December 1999. This review was performed as a result of several indicators specific to the second quarter of 2001 that an impairment of such assets had occurred. Such indicators included a continued deterioration of market conditions, together with management's approval and subsequent execution of a plan to discontinue the development of the GTE3200 automotive diagnostics aftermarket product.

    Following this review management concluded that a significant impairment of the goodwill and other long lived assets had occurred because the estimated fair value (determined on a discounted cash flow basis using management's most recent projections) was less than the carrying value of these assets. This difference between the fair value and the carrying value of the assets resulted in a $28.2 million

                                  GENRAD, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                  (Unaudited)

impairment charge, of which $16.1 million relates to acquired goodwill and $12.1 million relates to other identifiable intangible assets.

    In the Company's consolidated statements of operations, $21.8 million of the impairment charge relating to the write down of the carrying value of goodwill and certain other intangibles has been recorded as a separate line item within operating expenses; $6.4 million is included in cost of revenue as it relates to the write down of $1.8 million of software costs previously capitalized under SFAS 86; and $4.6 million of hardware and software technology purchased as part of the Autodiagnos acquisition.

NOTE 4: INVENTORY

    Inventory consists of the following at June 30, 2001 and December 30, 2000, respectively (in thousands):

                                                         JUNE 30,   DECEMBER 30,
                                                           2001         2000
                                                         --------   ------------
Raw materials..........................................  $14,653       $22,704
Work in process........................................   28,435        31,378
Finished goods.........................................   15,482        11,469
                                                         -------       -------
                                                         $58,570       $65,551
                                                         =======       =======

    Part of the decrease in the inventory balance is a result of recording an additional excess and obsolete inventory provision of $11.9 million in 2001. The additional provision was a result of two main factors, being the Company's decision to discontinue its GTE3200 automotive aftermarket product within the DS line of business and the current and projected softness in the electronics manufacturing market sector impacting all lines of business.

NOTE 5: OPERATING SEGMENTS

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

    The following table illustrates, (in thousands), each of the Company's operating segments' operating income (loss) for the three and six months ended June 30, 2001 and July 1, 2000. The amounts provided herein are those utilized by senior management, in allocating resources and evaluating performance. GenRad's chief operating decision makers do not utilize, nor does GenRad

                                  GENRAD, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                  (Unaudited)

maintain, asset information or capital expenditures by segment, accordingly, such information is not presented herein.

                                                  PS         FS         DS         SS       TOTAL
                                               --------   --------   --------   --------   --------
THREE MONTHS ENDED JUNE 30, 2001:
  Revenue:
    Products.................................  $ 20,857   $ 2,996    $ 14,915   $ 1,084    $ 39,852
    Services.................................        --        --          --    14,646      14,646
                                               --------   -------    --------   -------    --------
      Total revenue..........................  $ 20,857   $ 2,996    $ 14,915   $15,730    $ 54,498
                                               ========   =======    ========   =======    ========

Operating income (loss)......................  $(12,754)  $(4,474)   $(37,404)  $ 4,017    $(50,615)
                                               ========   =======    ========   =======    ========

THREE MONTHS ENDED JULY 1, 2000:
  Revenue:
    Products.................................  $ 46,953   $ 3,350    $ 17,771   $ 2,229    $ 70,303
    Services.................................        --        --          --   $17,021    $ 17,021
                                               --------   -------    --------   -------    --------
      Total revenue..........................  $ 46,953   $ 3,350    $ 17,771   $19,250    $ 87,324
                                               ========   =======    ========   =======    ========

Operating income (loss)......................  $ 10,366   $  (799)   $ (2,018)  $ 4,851    $ 12,400

                                                  PS         FS         DS         SS       TOTAL
                                               --------   --------   --------   --------   --------
SIX MONTHS ENDED JUNE 30, 2001:
  Revenue:
    Products.................................  $ 45,096   $ 8,997    $ 28,740   $ 3,250    $ 86,083
    Services.................................        --        --          --    30,847      30,847
                                               --------   -------    --------   -------    --------
      Total revenue..........................  $ 45,096   $ 8,997    $ 28,740   $34,097    $116,930
                                               ========   =======    ========   =======    ========

Operating income (loss)......................  $(19,726)  $(5,113)   $(39,631)  $ 8,723    $(55,747)
                                               ========   =======    ========   =======    ========
SIX MONTHS ENDED JULY 1, 2000:
  Revenue:
    Products.................................  $ 78,883   $ 6,381    $ 30,506   $ 4,103    $119,873
    Services.................................        --        --          --    33,824      33,824
                                               --------   -------    --------   -------    --------
      Total revenue..........................  $ 78,883   $ 6,381    $ 30,506   $37,927    $153,697
                                               ========   =======    ========   =======    ========

Operating income (loss)......................  $ 16,163   $(1,565)   $ (4,877)  $10,815    $ 20,536
                                               ========   =======    ========   =======    ========

                                  GENRAD, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                  (Unaudited)

    A reconciliation of the totals reported for the operating segments to income
(loss) before income taxes in the condensed consolidated statements of operations is as follows:

                                                     THREE MONTHS ENDED              SIX MONTHS ENDED
                                                ----------------------------   ----------------------------
                                                JUNE 30, 2001   JULY 1, 2000   JUNE 30, 2001   JULY 1, 2000
                                                -------------   ------------   -------------   ------------
Operating income (loss):
    Total for reportable segments.............    $(50,615)       $12,400        $(55,747)       $ 20,536
    Corporate expenses (a)....................      (7,640)        (7,631)        (16,417)        (11,915)
    Acquired in-process research and
      development.............................          --             --              --            (500)
    Restructuring and other charges...........          --         (4,124)         (3,058)         (1,645)
                                                  --------        -------        --------        --------
    Operating income (loss)...................     (58,255)           645         (75,222)          6,476
    Other expense.............................      (3,951)        (2,257)         (6,308)         (2,559)
                                                  --------        -------        --------        --------
  Income (loss) before income taxes...........    $(62,206)       $(1,612)       $(81,530)       $  3,917
                                                  ========        =======        ========        ========

------------------------

(a) Includes amortization of capitalized software, corporate research and development and other charges.

NOTE 6: INDEBTEDNESS

    In March 2000, the Company re-negotiated its existing $50.0 million credit facility, increasing the total borrowings available to $125.0 million (the "new line"). The new line is supported by a syndicated group of banks and in March 2000 provided for a term loan of up to $75.0 million to be utilized for acquisitions and a revolving line of credit of $50.0 million to be used for general working capital purposes. The new line requires the Company to maintain certain leverage, operating cash flow and operating income covenants as well as non-financial operating covenants, as defined, and expires in March 2004. The new line is collaterized by substantially all of the Company's assets. Certain borrowings on the line, primarily related to acquisitions, are payable quarterly while the remaining borrowings are payable on demand. The new line bears interest at the lesser of the banks' prime rate plus 2.75% or LIBOR plus 3.75%, as determined from time to time by the banks. The interest rates on the new line at June 30, 2001 ranged from 8.44% to 9.50%. Under the terms of the new line, the Company is required to pay a commitment fee on the unused portion of the line of 0.75% of the total unused portion of the line dependent on the Company's operating performance. At June 30, 2001, borrowings outstanding under the line totaled $83.9 million, of which $53.7 million was related to acquisitions and $30.2 million related to general working capital.

    As of March 31, 2001, the Company was not in compliance with certain financial covenants under the new line, but subsequently obtained a waiver from the banks through June 15, 2001. With effect from June 15, 2001, the Company obtained an additional waiver from the banks. The additional waiver extends through September 28, 2001 and carries certain conditions which the Company must satisfy. These conditions included the achievement of certain revenue levels for the second quarter, which the Company has satisfied at June 30, 2001. The waiver also included a reduction in the maximum availability of the revolving line of credit to $38.0 million through July 12, 2001, to $40.0 million from July 13, 2001 through August 5, 2001 and to $43.0 million after August 5, 2001, provided that the Company had achieved certain benchmarks. With the execution of the definitive merger agreement signed on August 1, 2001, as described in Note 9, the Company has achieved those benchmarks.

                                  GENRAD, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                  (Unaudited)

    In connection with the waiver, the Company paid the banks fees of $483,000 in the second quarter and agreed to pay the banks an additional fee of $483,000 on September 20, 2001, plus an additional fee of $50,000 when the Company's borrowings under the revolving line of credit exceed $38 million. Fees paid to date have been included within interest expense in the profit and loss account. As of June 30, 2001, the interest rates applicable to the new line increased two percentage points.

    The Company likely will not be in compliance with financial covenants of the new line when the existing waiver expires on September 28, 2001 and will need to seek a further waiver at that date. In the past, the Company has obtained waivers from its banks for similar covenant defaults, however, there can be no assurance that the banks will grant any additional waivers in the future. If the Company is in default with the financial covenants on September 28, 2001 and the banks do not waive the default, the banks may demand immediate payment of the full outstanding balance under the new line and prohibit new borrowings under the revolving line of credit. If this were to occur, the Company would have no ability to satisfy the demand for payment or fund continuing operations without access to the revolving line of credit. The Company currently has no plans to obtain additional financing. The Company has classified all amounts outstanding under the new line at June 30, 2001 as due within one year in these financial statements.

    On August 1, 2001, the Company entered into a merger agreement with Teradyne, Inc. pursuant to which Teradyne will acquire the Company in a merger (see Note 9). Following the completion of the merger, Teradyne has agreed to repay the outstanding balance under the new line.

    The accompanying financial statements have been prepared on a going concern basis which assumes that the Company will continue as a going concern and, accordingly, the statements do not reflect any adjustments that would be necessary should the Company not be able to continue as a going concern. The Company's ability to continue as a going concern is uncertain.

NOTE 7: FINANCIAL INSTRUMENTS

    In 2000, the Company entered into three interest rate swaps to mitigate fluctuations in the variable interest rates related to the credit facility. The swaps were designated for the first $22.5 million, second $22.5 million and next $15.0 million of the outstanding principal of the credit facility with fixed interest rates of 6.99%, 7.0% and 6.93%, respectively. The maturity dates of the agreements match that of the underlying credit facility which is March 2004. In accordance with SFAS 133, "Accounting for Derivative Instruments and Hedging Activities", which the Company implemented at the beginning of 2001, changes in the fair value of the derivative are to be carried in accumulated other comprehensive income (loss) over the life of the agreements. On maturity of the agreements, the appropriate gain or loss of the swaps is to be reclassified from accumulated other comprehensive income (loss) to the income statement in other income (expense).

    As of June 30, 2001, the Company has recorded $1.5 million to accumulated other comprehensive loss, which represents a cumulative-effect-type adjustment of $1.0 million, $0.6 million net of tax, related to the unrealized loss on the derivatives as of the beginning of the first quarter of 2001, and an adjustment of $0.5 million, $0.3 million net of tax, to recognize a reduction in the fair value of its swaps during the current year. The Company anticipates over the next twelve months that $0.6 million will be reclassified to other expense.

                                  GENRAD, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                  (Unaudited)

NOTE 8: IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

GOODWILL AND OTHER INTANGIBLE ASSETS

    In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment and that intangible assets other than goodwill be amortized over their useful lives. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001, and will thus be adopted by the Company, as required, in fiscal year 2002. The impact of SFAS No. 141 and SFAS No. 142 on the Company's reported financial results of operations and balance sheet has not yet been determined.

NOTE 9: SUBSEQUENT EVENTS

    On August 1, 2001, the Company announced the signing of a definitive merger agreement to be acquired by Teradyne, Inc. ("Teradyne"). Under the terms of the proposed acquisition, each outstanding share of the Company's common stock would be converted into 0.1733 shares of Teradyne common stock. The acquisition is subject to approval by the Company's shareholders, expiration of the Hart-Scott-Rodino waiting period and other closing conditions.

    Additionally, on August 1, 2001, the Company announced it had received an offer to purchase its Diagnostic Solutions business unit, headquartered in Manchester, UK. The Company has received an offer from a British investment consortium. The offer is under consideration by management and Board of Directors. The potential sale transaction would be subject to the customary process of due diligence and the negotiation of a definitive agreement. Completion of the sale of the Diagnostics Solutions business unit is not a condition to the Company's acquisition by Teradyne.

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

RESULTS OF OPERATIONS

    The second quarter and year to date results are a direct reflection of weak global demand and the dramatic slowdown in our customers' businesses. The current cyclical downturn as first seen in the first quarter of this year continues. There is uncertainty as to when the next cyclical growth phase will occur. Until such time as the general economy returns to a period of growth, we expect a continued weakness in orders and therefore expect that the third quarter's revenue will not improve from the levels experienced by the Company during the second quarter of 2001. In light of that belief, the Company continues to expand the cost reduction strategies previously initiated.

    The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items in the Company's consolidated statements of operations.

                                                  THREE MONTHS ENDED                    SIX MONTHS ENDED
                                            -------------------------------      -------------------------------
                                            JUNE 30, 2001      JULY 1, 2000      JUNE 30, 2001      JULY 1, 2000
                                            -------------      ------------      -------------      ------------
Total revenue.............................       100.0%            100.0%              100.0%           100.00%
Cost of revenue...........................       114.3%             60.7%               91.2%             59.3%
                                              ---------          --------           ---------         ---------
Gross margin..............................      (14.3)%             39.3%                8.8%             40.7%
Selling, general and administrative.......        33.6%             23.3%               34.3%             24.8%
Research and development..................        15.1%              8.3%               13.8%              8.5%
Amortization of acquisition-related
  intangible assets.......................         3.8%              2.3%                3.7%              1.8%
Restructuring and other charges...........           --              4.7%                2.6%              1.1%
Impairment of long-lived assets...........        40.0%                --               18.7%                --
Acquired in-process research and
  development.............................           --                --                  --              0.3%
                                              ---------          --------           ---------         ---------
Total operating expenses..................        92.5%             38.6%               73.1%             36.5%
                                              ---------          --------           ---------         ---------
Operating income (loss)...................     (106.8)%              0.7%             (64.3)%              4.2%
Other expense.............................       (7.3)%            (2.6)%              (5.4)%            (1.6)%
                                              ---------          --------           ---------         ---------
Income tax benefit........................        43.3%              0.7%               26.5%              8.5%
                                              ---------          --------           ---------         ---------
Net income (loss).........................      (70.8)%            (1.2)%             (43.2)%             11.1%
                                              =========          ========           =========         =========

THREE MONTHS ENDED JUNE 30, 2001 VS. THREE MONTHS ENDED JULY 1, 2000

ORDERS AND BACKLOG

    Orders for the Company's products and services decreased to $48.5 million for the three months ended June 30, 2001 ("2001") from $78.8 million for the three months ended July 1, 2000 ("2000"). PS orders totaled $21.3 million for 2001 compared to $45.3 million for 2000. FS orders totaled $1.8 million for 2001 compared to $5.3 million for 2000. DS orders totaled $10.7 million for 2001 compared to $8.6 million for 2000. SS orders totaled $14.7 million for 2001 compared to $19.6 million for 2000.

    The decrease in PS orders as compared to 2000 was driven by weakening contract manufacturing demand for the segment's in-circuit test products where orders decreased $20.9 million. FS orders decreased $3.5 million for 2001 compared to 2000 driven by decreased demand for Geneva products. DS orders increased $2.1 million for 2001 compared to 2000. This was attributable to an increase in orders of $3.9 million in the Advanced Diagnostic Systems ("ADS") product line, partially offset by a decrease of $1.2 million in orders of the Ford WDS 3500 product. SS orders decreased $4.9 million largely due to a reduction in product orders.

    North American orders totaled $21.5 million for 2001 compared to $44.4 million for 2000, a decrease of $22.9 million. PS orders totaled
$10.4 million for 2001 compared to $26.8 million for 2000, the decrease is mainly attributable to a $14.6 million decrease in the demand for the segment's in-circuit test products. FS orders decreased $2.6 million to $1.6 million in 2001 from $4.2 million in 2000 largely due to a decrease in demand for Geneva products. DS orders decreased to $0.7 million in 2001 compared to $2.2 million in 2000 from a weakening demand in all product areas.

    European orders totaled $18.1 million for 2001 compared to $24.8 million for 2000, a decrease of $6.7 million. This decrease was primarily attributable to reduced demand for in-circuit test products of $6.3 million in PS. In addition, DS included a $3.3 million increase in orders of the ADS product line, which was offset by a corresponding decrease in service orders.

    Asian orders totaled $8.9 million for 2001 compared to $9.6 million for 2000, a decrease of $0.7 million. This decrease was attributable to reduced demand for the Ford WDS 3500 and Geneva products, partially offset by an increase in orders for services and the ADS product line.

    Backlog, represented by those orders received which are backed by a purchase order, at June 30, 2001 was $38.0 million compared to $44.0 million and $42.3 million at March 31, 2001 and December 30, 2000, respectively. Historically, most orders have been fulfilled within three months of receipt. Although orders are subject to cancellation or deferral, GenRad's experience demonstrates that losses resulting from cancellations are not material, however, refer to "Factors That May Affect Future Results".

REVENUE

    Total revenue decreased to $54.5 million for 2001 from $87.3 million for 2000. PS revenue totaled $20.9 million for 2001 compared to $47.0 million for 2000. FS revenue totaled $3.0 million for 2001 compared to $3.3 million for 2000. DS revenue totaled $14.9 million for 2001 compared to $17.8 million for 2000. SS revenue totaled $15.7 million for 2001 compared to $19.2 million for 2000.

    PS revenue decreased $26.1 million for 2001 compared to 2000. The decrease was primarily due to $20.4 million in lower revenues related to in-circuit test products, principally related to the global economic slowdown and a weakening contract manufacturing demand. FS revenue decreased $0.3 million in 2001 compared to 2000 due to a reduction in demand for Geneva products. DS revenue decreased $2.9 million for 2001 compared to 2000. This was primarily attributable to a $3.3 million decrease in revenue related to the WDS 3500 product, as the Company shipped 1,190 WDS units in 2001 compared with 1,471 units in 2000. This decrease was partially offset by an increase in Advanced Manufacturing Systems ("AMS") revenue. SS revenue decreased $3.5 million for 2001 compared to 2000. There was a $1.2 million decrease in service revenue for DS products principally driven by reduced demand for services related to ADS.

    Revenue from international markets was $36.9 million, or 68% of revenue for 2001 compared to $46.2 million, or 53% of revenue for 2000. The decrease in international revenue in dollars and the increase as a percentage of total revenue reflects the overall worldwide decline in revenue, with the largest impact being on U.S. in-circuit test revenue. Revenues from international markets are subject to the risk of currency fluctuations.

GROSS MARGINS

    Gross margin was $(7.8) million, or (14.3)%, for 2001 compared to $34.3 million, or 39.3%, for 2000. Product margin decreased $41.4 million and service margin decreased $0.7 million. The decrease in product margin was mainly attributable to a $24.9 million decrease in the PS line of business which reflects weakened in-circuit test products margin of $19.5 million due to a combination of adverse sales volume, mix and pricing factors. Another factor in the lower gross margins was the recording of an additional excess and obsolete inventory provision of $11.9 million in 2001 which reduced the product margins of PS by $5.1 million, FS by $1.6 million and DS $5.2 million. The additional provision was a result of two main factors, being the Company's decision to discontinue its GTE3200 automotive aftermarket product within the DS line of business and the current and projected softness in the electronics manufacturing market sector impacting all lines of business. The Company also recorded a $6.4 million charge in 2001, impacting cost of revenue for the write down of certain capitalized software in the DS segment and hardware and software technology purchased as part of the Autodiagnos acquisition.

    Inventory turnover on an annualized basis for 2001 was 3.1 times, 2.2 times excluding the additional excess and obsolete inventory provision, as compared to
2.3 times for 2000.

OPERATING EXPENSES

    Selling, general and administrative expenses decreased to $18.3 million, or 33.6% of total revenue for 2001 from $20.3 million, or 23.3% of total revenue for 2000. The decrease in selling, general and administrative expenses in dollars was primarily attributable to the cost savings resulting from the restructuring program implemented in the first quarter of 2001.

    Research and development expenses increased to $8.2 million, or 15.1% of total revenue for 2001 from $7.2 million, or 8.3% of total revenue for 2000. The increase in research and development expenses primarily reflects the on-going new product development efforts in the imaging and software product lines.

    Amortization of acquisition-related intangible assets totaled $2.1 million, or 3.8% of total revenue, for 2001, compared to $2.0 million, or 2.3% of total revenue, for 2000. For the remainder of 2001, the amount of acquisition-related intangible assets to be amortized will decrease from the amortization amount in the second quarter due to the impairment of goodwill and other long lived assets in the second quarter of 2001 related to the acquisitions of Autodiagnos and Mastertech. For further discussion refer to "Impairment of Long-Lived Assets."

OTHER EXPENSE

    Other expense was $4.0 million for 2001 compared to $2.3 million for 2000, with the increase primarily related to fees incurred as part of the Company amending its credit facility agreement.

INCOME TAX BENEFIT

    The Company recorded a net income tax benefit of $23.6 million for 2001 compared to a net income tax benefit of $0.6 million for 2000. The recorded net income tax benefit in 2001 is the result of the pre-tax net loss of $62.2 million. The recorded net income tax benefit in 2000 is the result of the pre-tax net loss of $1.6 million.

SIX MONTHS ENDED JUNE 30, 2001 VS. SIX MONTHS ENDED JULY 1, 2000

ORDERS

    Orders for the Company's products and services decreased to $112.6 million for the six months ended June 30, 2001 ("2001") from $158.9 million for the six months ended July 1, 2000 ("2000"). PS orders totaled $41.4 million for 2001 compared to $77.2 million for 2000. FS orders totaled $4.8 million for 2001 compared to $9.4 million for 2000. DS orders totaled $30.7 million for 2001 compared to $33.5 million for 2000. SS orders totaled $35.7 million for 2001 compared to $38.8 million for 2000.

    PS orders decreased $35.8 million for 2001 compared to 2000 driven by weakening contract manufacturing demand for the segment's in-circuit test products where orders decreased $33.3 million. FS orders decreased $4.6 million for 2001 compared to 2000 driven by decreased demand for Geneva products. DS orders decreased $2.8 million for 2001 compared to 2000. This was attributable to a decrease in the orders of the Ford WDS 3500 product, partially offset by an increase in orders in the other product lines in the DS segment. In 2001, $14.7 million of Ford WDS 3500 product orders were received compared to $22.1 million in 2000. SS orders decreased $3.1 million largely due to a reduction in product orders.

    North American orders totaled $48.2 million for 2001 compared to $79.4 million for 2000, a decrease of $31.3 million. PS orders totaled
$20.7 million for 2001 compared to $45.2 million for 2000, which is mainly attributable to a $22.8 million decrease in the demand for the segment's in-circuit test products. FS orders decreased $3.3 million to $3.6 million in 2001 from $6.9 million in 2000, largely due to a decrease in demand for Geneva products. DS orders decreased to $1.9 million in 2001 compared to $5.6 million in 2000 principally due to the reduction in WDS orders.

    European orders totaled $47.2 million for 2001 compared to $64.6 million for 2000, a decrease of $17.4 million. This decrease was primarily attributable to reduced demand for in-circuit test products of $10.7 million in PS, a $5.3 million decrease in orders of the Ford WDS 3500 product and decrease in service orders of $4.6 million primarily in PS and DS. These decreases were partially offset by increases in orders related to the other product lines in the DS segment other than WDS.

    Asian orders totaled $17.2 million for 2001 compared to $14.9 million for 2000, an increase of $2.3 million. This was attributable to an increase in DS orders of $1.7 million and SS orders of $1.0 million, partially offset by reduced demand for Geneva products.

REVENUE

    Total revenue decreased to $116.9 million for 2001 from $153.7 million for 2000. PS revenue totaled $45.1 million for 2001 compared to $78.9 million for 2000. FS revenue totaled $9.0 million for 2001 compared to $6.4 million for 2000. DS revenue totaled $28.7 million for 2001 compared to $30.5 million for 2000. SS revenue totaled $34.1 million for 2001 compared to $37.9 million for 2000.

    PS revenue decreased $33.8 million for 2001 compared to 2000, primarily due to $29.5 million in lower revenues related to in-circuit test products, principally from the global economic slowdown and a weakening contract manufacturing demand. FS revenue increased $2.6 million in 2001 compared to 2000 due to strong Geneva sales during the first quarter of 2001. Revenues for Geneva were relatively flat in the second quarter of 2001 as compared to 2000, reflecting the decrease in demand. DS revenue decreased $1.8 million for 2001 compared to 2000. This was primarily attributable to a $6.0 million decrease in revenue related to the WDS 3500 product. In 2001, the Company shipped 2,243 WDS units compared with 2,867 units in 2000. The decrease in WDS revenue was partially offset by an increase in revenues for the other product lines in the DS segment. SS revenue decreased $3.8 million for 2001 compared to 2000. This was primarily attributable to a $2.4 million decrease in service revenue related to DS products principally driven by reduced demand for services related to ADS.

    Revenue from international markets was $74.2 million, or 63% of revenue for 2001 compared to $85.6 million, or 56% of revenue for 2000. The decrease in international revenue in dollars and the increase as a percentage of total revenue, reflects the overall worldwide decline in revenue, with the largest impact being on U.S. in-circuit test revenue. Revenues from international markets are subject to the risk of currency fluctuations.

GROSS MARGINS

    Gross margin was $10.3 million, or 8.8%, for 2001 compared to $62.5 million, or 40.7%, for 2000. Product margin decreased $50.1 million and service margin decreased $2.1 million. The decrease in product margin was mainly attributable to a $35.1 million decrease related to the PS line of business, which reflects weakened in-circuit test products margin of $26.7 million due to an unfavorable mix of product sales and under-absorption of manufacturing facility costs. Another factor in the lower gross margins was the recording of an additional excess and obsolete inventory provision of $11.9 million in 2001 which reduced the product margins of PS by $5.1 million, FS by $1.6 million and DS $5.2 million. The additional provision was a result of two main factors, being the Company's decision to discontinue its GTE3200 automotive aftermarket product within the DS line of business and the current and projected softness in the electronics manufacturing market sector impacting all lines of business. The Company also recorded a $6.4 million charge in 2001, impacting cost of revenue for the write down of certain capitalized software in the DS segment and hardware and software technology purchased as part of the Autodiagnos acquisition.

    Inventory turnover on an annualized basis for 2001 was 2.6 times, 2.1 times excluding the additional excess and obsolete inventory provision, as compared to
2.1 times for 2000.

OPERATING EXPENSES

    Selling, general and administrative expenses increased to $40.2 million, or 34.4% of total revenue for 2001 from $38.1 million, or 24.8% of total revenue for 2000. The increase in selling, general and administrative expenses in dollars was primarily attributable to $2.7 million related to the incremental expenses of the Nicolet Imaging Systems and Sierra Research Technology (collectively "NIS") and Autodiagnos acquisitions, selling and corporate marketing expenses, and increased amortization expenses associated with the Company's enterprise resource planning system SAP R/3-TM- ("SAP"), the second phase of which was placed in service in the third quarter of 2000. These increases were partially offset by a cost savings resulting from the restructuring program implemented in the first quarter of 2001.

    Research and development expenses increased to $16.1 million, or 13.8% of total revenue for 2001 from $13.0 million, or 8.5% of total revenue for 2000. The increase in research and development expenses primarily reflects the Company's on-going new product development efforts in the imaging and software product lines. The Company expects to continue to invest in new product development and enhancements to its existing products.

    Amortization of acquisition-related intangible assets totaled $4.3 million, or 3.7% of total revenue, for 2001, compared to $2.8 million, or 1.8% of total revenue, for 2000. The increase in dollars, and as a percentage of revenue, is attributable to the acquisitions of NIS and Autodiagnos in 2000. For the remainder of 2001, the amount of acquisition-related intangible assets to be amortized will decrease from the amortization in the first six months of the year due to the impairment of intangible assets in the second quarter of 2001 related to the acquisitions of Autodiagnos and Mastertech. For further discussion refer to "Impairment of Long-Lived Assets".

OTHER EXPENSE

    Other expense was $6.3 million for 2001 compared to $2.6 million for 2000. This increase reflects two quarters of interest expense on the Company's credit facility related to acquisitions in 2001 as compared to one quarter in 2000 as well as fees incurred as part of amending its credit facility agreement in 2001.

INCOME TAX BENEFIT

    The Company recorded a net income tax benefit of $31.0 million for 2001 compared to a net income tax benefit of $13.1 million for 2000. The recorded net income tax benefit in 2001 is the result of the pre-tax net loss of $81.5 million. The recorded net income tax benefit in 2000 results primarily from a reversal of a portion of the deferred tax asset valuation allowance totaling $14.5 million, which was recorded during the three months ended
April 1, 2000 due to management's expectations of future income and expected utilization of domestic and foreign net operating loss carryforwards. Excluding the reversal of a portion of the deferred tax asset valuation allowance, the income tax provision totaled $1.4 million for 2000.

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

    During the second quarter of 2001, the Company performed a review of the carrying value of goodwill and other long lived assets pertaining to the Diagnostic Solutions ("DS") operating segment in accordance with SFAS No. 121 and SFAS No. 86. The goodwill and other long-lived assets involved in the review related principally to the acquisitions of AutoDiagnos in April 2000 and Mastertech in December 1999. This review was performed as a result of several indicators specific to the second quarter of 2001 that an impairment of such assets had occurred. Such indicators included a continued deterioration of market conditions, together with management's approval and subsequent execution of a plan to discontinue the development of the GTE3200 automotive diagnostics aftermarket product.

    Following this review management concluded that a significant impairment of the goodwill and other long lived assets had occurred because the estimated fair value (determined on a discounted cash flow basis using management's most recent projections) was less than the carrying value of these assets. This difference between the fair value and the carrying value of the assets resulted in a $28.2 million impairment charge, of which $16.1 million relates to acquired goodwill and $12.1 million relates to other identifiable intangible assets.

    In the Company's consolidated statements of operations, $21.8 million of the impairment charge relating to the write down of the carrying value of goodwill and other intangibles has been recorded as a separate line item within operating expenses; $6.4 million is included in cost of revenue as it relates to the write down of $1.8 million of software costs previously capitalized under SFAS 86 and $4.6 million of hardware and software technology purchased as part of the Autodiagnos acquisition.

LIQUIDITY AND SOURCES OF CAPITAL

    Cash at June 30, 2001 totaled $5.9 million compared to $8.3 million at December 30, 2000. The Company's current ratio at June 30, 2001 decreased to 1.1 from 2.0 at December 30, 2000. For the six months ended, net cash provided by operating activities was $9.0 million in 2001 compared to net cash used in operating activities, net of effects of acquisitions, of $12.5 million in 2000.

    Net cash provided by operating activities during 2001 was primarily driven by a decrease in accounts receivable of $45.0 million, the result of aggressive collection efforts combined with depressed sales volume, and an increase in trade accounts payable of $6.9 million. Significant non-cash items affecting net loss were a $28.2 million charge for the impairment of goodwill and other long-lived assets, depreciation and amortization of $14.3 million and increased excess and obsolete inventory provisions of $13.3 million. These inflows were primarily utilized to fund the $50.6 million net loss, inventory investments of $7.5 million.

    Accounts receivable turnover on an annualized basis in 2001 was 2.7 compared to 3.6 in 2000. The deterioration is reflective of the current year's depressed sales volumes.

    During 2001, net cash used in investing activities was $4.7 million, compared to $83.6 million for 2000, mainly due to the acquisitions of NIS and Autodiagnos in 2000. Capital expenditures totaled $4.5 million for 2001 and $12.8 million for 2000. The significant decrease in capital expenditure for 2001 compared to 2000 was mainly attributable to two items: the investment of $2.3 million in 2000 required in bringing production of the Ford WDS 3500 product in-house and a decrease in 2001 of $3.3 million related to implementing SAP.

    Net cash used in financing activities was $9.1 million for 2001 compared to net cash provided by financing activities of $97.8 million for 2000. This is primarily attributable to the Company's net payment of debt during 2001 compared with the significant borrowings during 2000 for the purpose of funding acquisitions. Net borrowings in 2000 totaled $99.2 million of which $71.3 million was related to acquisitions and $27.9 million was related to general working capital requirements, primarily inventory investment.

INDEBTEDNESS

    In March 2000, the Company re-negotiated its existing $50.0 million credit facility, increasing the total borrowings available to $125.0 million (the "new line"). The new line is supported by a syndicated group of banks and in March 2000 provide for a term loan of up to $75.0 million to be utilized for acquisitions and a revolving line of credit of $50.0 million to be used for general working capital purposes. The new line requires the Company to maintain certain leverage, operating cash flow and operating income covenants as well as non-financial operating covenants, as defined, and expires in March 2004. The new line is collaterized by substantially all of the Company's assets. Certain borrowings on the line, primarily related to acquisitions, are payable quarterly while the remaining borrowings are payable on demand. The new line bears interest at the lesser of the banks' prime rate plus 2.75% or LIBOR plus 3.75%, as determined from time to time by the banks. The interest rates on the new line at June 30, 2001 ranged from 8.44% to 9.50%. Under the terms of the new line, the Company is required to pay a commitment fee on the unused portion of the line of 0.75% of the total unused portion of the line dependent on the Company's operating performance. At June 30, 2001, borrowings outstanding under the line totaled $83.9 million, of which $53.7 million was related to acquisitions and $30.2 million related to general working capital.

    As of March 31, 2001, the Company was not in compliance with certain financial covenants under the new line, but subsequently obtained a waiver from the banks through June 15, 2001. With effect from June 15, 2001, the Company obtained an additional waiver from the banks. The additional waiver extends through September 28, 2001 and carries certain conditions which the Company must satisfy. These conditions included the achievement of certain revenue levels for the second quarter, which the Company has satisfied at June 30, 2001. The waiver also included a reduction in the maximum availability of the revolving line of credit to $38.0 million through July 12, 2001, to $40.0 million from July 13, 2001 through August 5, 2001 and to $43.0 million after August 5, 2001, provided that the Company had achieved certain benchmarks. With the execution of the definitive merger agreement announced on August 1, 2001, and as described in
Note 9, the Company has achieved those benchmarks.

    In connection with the waiver, the Company paid the banks fees of $483,000 in the second quarter and agreed to pay the banks an additional fee of $483,000 on September 20, 2001, plus an additional fee of $50,000 when the Company's borrowings under the revolving line of credit exceed $38 million. Fees paid to date have been included within interest expense in the profit and loss account. As of June 30, 2001, the interest rates applicable to the new line increased two percentage points.

    The Company likely will not be in compliance with financial covenants of the new line when the existing waiver expires on September 28, 2001 and will need to seek a further waiver at that date. In the past, the Company has obtained waivers from its banks for similar covenant defaults, however, there can be no assurance that the banks will grant any additional waivers in the future. If the Company is in default with the financial covenants on September 28, 2001 and the banks do not waive the default, the banks may demand immediate payment of the full outstanding balance under the new line and prohibit new borrowings under the revolving line of credit. If this were to occur, the Company would have no ability to satisfy the demand for payment or fund continuing operations without access to the revolving line of credit. The Company currently has no plans to obtain additional financing. The Company has classified all amounts outstanding under the new line at June 30, 2001 as due within one year in these financial statements.

    On August 1, 2001, the Company entered into a merger agreement with Teradyne, Inc. pursuant to which Teradyne will acquire the Company in a merger (See Note 9). Following the completion of the merger, Teradyne has agreed to repay the outstanding balance under the new line.

    The accompanying financial statements have been prepared on a going concern basis which assures that the Company will continue as a going concern and, accordingly, the statements do not reflect any adjustments that would be necessary should the Company not be able to continue as a going concern. The Company's ability to continue as a going concern is uncertain.

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

    The Company is severely capital constrained. Unless it can obtain additional financing, the Company's ability to operate and its viability as a business enterprise are in jeopardy. The Company will likely not be in compliance with financial covenants of the new line when the existing waiver expires on September 28, 2001 and will need to seek a further waiver at that date. In the past, the Company has obtained waivers from its banks for similar covenant defaults, however, there can be no assurance that the banks will grant any additional waivers in the future. If the Company is in default with the financial covenants on September 28, 2001 and the banks do not waive the default, the banks may demand immediate payment of the full outstanding balance under the new line and prohibit new borrowings under the revolving line of credit. If this were to occur, the Company currently would have no ability to satisfy the demand for payment or fund continuing operations without access to the revolving line of credit. The Company currently has no plans to obtain additional financing.

    On August 1, 2001, the Company entered into a merger agreement with Teradyne pursuant to which Teradyne will acquire the Company in a merger. Upon completion of the merger, each outstanding share of the Company's common stock will be converted into 0.1733 share of common stock of Teradyne. Completion of the merger is subject to numerous but customary conditions, including approval of the transaction by the Company's stockholders and expiration of the Hart-Scott-Rodino waiting period. There is no guarantee that the conditions to the merger will be satisfied or that the merger will be completed.

    The recent economic downturn has had an impact on consumer and capital spending in many of the markets that the Company serves worldwide. It also has created an imbalance of supply and demand in both the OEM and contract manufacturing industries. These forces are currently adversely impacting the Company's order and revenue performance. Management is uncertain as to how long and how deep the current downturn may be in these markets.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

GOODWILL AND OTHER INTANGIBLE ASSETS

    In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment and that intangible assets other than goodwill be amortized over their useful lives. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001, and will thus be adopted by the Company, as required, in fiscal year 2002. The impact of SFAS No. 141 and SFAS No. 142 on the Company's reported financial results of operations and balance sheet has not yet been determined.

                           PART II. OTHER INFORMATION

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

    (a) The Annual Meeting of Shareholders of GenRad, Inc. was held on May 9, 2001 (the "Annual Meeting").

    (b) Not required pursuant to instructions No. 3.

    (c) Votes were cast or withheld in connection with the election of directors at the Annual Meeting as follows:

NAME OF DIRECTOR                                                 FOR       WITHHELD
----------------                                              ----------   ---------
William S. Antle III........................................  23,378,205   1,253,755
Ed Zschau...................................................  23,379,592   1,252,368

    Votes were cast or withheld in connection with the following proposals, more fully described in the Company's Proxy Statement dated May 9, 2001 at the Annual Meeting.

                                                          AFFIRMATIVE VOTES   NEGATIVE VOTES   ABSTAINED
                                                          -----------------   --------------   ---------
1) To adopt the Company's 2001 Equity Incentive Plan....      9,110,830         10,184,059      964,188
2) To adopt the Company's 2001 Director Stock Option
Plan....................................................     10,658,845          8,639,949      960,285

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

  (a)  The following exhibits are filed as part of this report:

10.23 Amendment to revolving credit and term loan agreement between the Company and Fleet National Bank and the other banks party thereto effective as of May 15, 2001, filed herewith.

10.24 Amendment to revolving credit and term loan agreement between the Company and Fleet National Bank and the other banks party thereto effective as of June 15, 2001, filed herewith.

10.25  Agreement and Plan of Merger dated August 1, 2001 among the
       Company, Teradyne, Inc. and Radio Acquisition Corp., incorporated by reference from the Company's Current Report on Form 8-K filed August 2, 2001.

  (b) The following Current Report on Form 8-K was filed during the quarter ended June 30, 2001:

   1.  The Company filed a Current Report on Form 8-K dated June
       19, 2001 reporting certain information under Item 9 with respect to its credit facility.