Form 10-K/A
period 2000-12-30
GENRAD INC
filed 2001-08-30
CIK 40972

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-K/A

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

REQUIRED INFORMATION

In accordance with Rule 12b-15 of the Securities Exchange Act of 1934, as amended, GenRad, Inc. is filing this second amendment to its Annual Report on Form 10-K filed on March 30, 2001 to include an explanatory paragraph in the Report of Independent Accountants relating to GenRad's ability to continue as a going concern as described in Note 13 to the consolidated financial statements and a Consent of Independent Accountants as Exhibit 23.3.

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

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in
Note 13 to the financial statements, the Company has incurred a net loss of $110.1 million (unaudited) during the six months ended June 30, 2001 and, as a result, is in continuing discussions with its banks with regards to potential loan covenant violations when its current waiver expires on September 28, 2001. These issues raise substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 13. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.


/s/ PRICEWATERHOUSECOOPERS LLP
Boston, Massachusetts
February 8, 2001, except Note 13, for which the date is August 30, 2001

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

NOTE 10: COMMITMENTS

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

GOING CONCERN

    The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. During the six months ended June 30, 2001, the Company has incurred a net loss of $110.1 million (unaudited) and has violated certain financial covenants under its bank line of credit (Note 5). The Company has been in ongoing discussions with its bankers and during June 2001 obtained a waiver which extends through September 28, 2001. The waiver contains conditions which include the achievement of certain revenue levels for the second quarter (which have been achieved) and the attainment of certain other benchmarks.

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

    With the execution of the definitive merger agreement discussed above, the Company has achieved the remaining benchmarks contained in the most recent bank waiver. However, the Company likely will not be in compliance with the financial covenants of the new line when the existing waiver expires on September 28, 2001 and will need to seek a further waiver at that date. The Company is currently in discussions with its bankers in this regard. In the past, the Company has obtained waivers from its banks for similar covenant defaults, however, there can be no assurance that the banks will grant any additional waivers in the future. If the Company is in default, the banks may demand immediate payment of the full outstanding balance under the bank line and prohibit new borrowings under the revolving line of credit. If this were to occur, the Company would have no ability to satisfy the demand for payment or fund continuing operations without access to the revolving line of credit. The Company currently has no plans to obtain additional or alternative debt or equity financing. These issues raise substantial doubt about the Company's ability to continue as a going concern. The going concern basis of accounting assumes the realization of asset values and the liquidation of liabilities in the normal course of business. Should the Company be unable to continue as a going concern, it may not be able to realize its recorded asset values, including its intangible assets and deferred tax assets, and liquidate its liabilities at recorded amounts. The ultimate outcome of these uncertainties is not presently determinable.

OTHER EVENTS

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

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)(2) The following schedules to the Consolidated Financial Statements of GenRad, Inc. and Subsidiaries are filed as part of this report:

         A.       Schedule II & Valuation and Qualifying Accounts
                  (Previously filed)

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

             10.15 Severance agreement between GenRad, Inc. and Ronald W. Lindell effective as of February 15, 2001.**

             10.16 Severance agreement between GenRad, Inc. and Brian C. Quirk effective as of August 21, 1998.**

             21       List of Subsidiaries.**

             23.1     Consent of PricewaterhouseCoopers LLP.**

             23.2     Consent of PricewaterhouseCoopers LLP.**

             23.3     Consent of PricewaterhouseCoopers LLP, attached.

             99.1 Financial Statements as of and for the years ended December 31, 2000 and 1999 and Additional Information Required for Form 5500 for the year ended December 31, 2000.**

         (b)      None

         (c)      See Item 14(a)(3) above.

         (d)      See Item 14(a) (2) above. **

------------------------
* The Company has requested confidential treatment of the redacted positions of this exhibit pursuant to the Rule 24b-2 under the Securities Exchange Act of 1934, as amended, and has separately filed a complete copy of this exhibit with the Securities and Exchange Commission.

**       Previously filed.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this second amendment to its annual report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized on this the 30th day of August, 2001.

                                 GENRAD, INC.

                                 By: /s/ WALTER A. SHEPHARD
                                     -----------------------------
                                     Walter A. Shephard
                                     Chief Financial Officer