Form 10-Q/A
period 2001-06-30
GENRAD INC
filed 2001-08-30
CIK 40972

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-Q/A


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

                                  GENRAD, INC.
                        QUARTERLY REPORT ON FORM 10-Q/A
                        THREE MONTHS ENDED JUNE 30, 2001
                               TABLE OF CONTENTS



                                                                            PAGE
                                                                          --------
PART I. FINANCIAL INFORMATION

    Item 1: Consolidated Financial Statements
              Consolidated Statements of Operations for the Three and
                Six months ended June 30, 2001 and July 1, 2000.........      1
              Consolidated Balance Sheets as of June 30, 2001 and
                December 30, 2000.......................................      2
              Consolidated Statements of Cash Flows for the Six months
                ended June 30, 2001 and July 1, 2000....................      3
              Notes to Consolidated Financial Statements................      4

    Item 2: Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................     14
    Signatures..........................................................     25

                   ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
                                  GENRAD, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                  (Unaudited)


                                                       THREE MONTHS ENDED      SIX MONTHS ENDED
                                                       -------------------   --------------------
                                                       JUNE 30,              JUNE 30,
                                                         2001     JULY 1,      2001      JULY 1,
                                                       REVISED      2000      REVISED      2000
                                                       --------   --------   ---------   --------
REVENUE:
Products.............................................  $ 39,852   $70,303    $  86,083   $119,873
Services.............................................    14,646    17,021       30,847     33,824
                                                       --------   -------    ---------   --------
    Total revenue....................................    54,498    87,324      116,930    153,697
COST OF REVENUE:
Products.............................................    51,669    40,740       84,280     67,996
Services.............................................    10,640    12,245       22,368     23,191
                                                       --------   -------    ---------   --------
    Total cost of revenue............................    62,309    52,985      106,648     91,187
                                                       --------   -------    ---------   --------
Gross margin.........................................    (7,811)   34,339       10,282     62,510
OPERATING EXPENSES:
Selling, general and administrative..................    18,309    20,329       40,167     38,103
Research and development.............................     8,249     7,237       16,145     12,991
Amortization of acquisition-related intangible
  assets.............................................     2,070     2,004        4,318      2,795
Restructuring and other charges......................        --     4,124        3,058      1,645
Impairment of long-lived assets......................    21,816        --       21,816         --
Acquired in-process research and development.........        --        --           --        500
                                                       --------   -------    ---------   --------
    Total operating expenses.........................    50,444    33,694       85,504     56,034
                                                       --------   -------    ---------   --------
Operating income (loss)..............................   (58,255)      645      (75,222)     6,476
OTHER INCOME (EXPENSE):
Interest income......................................        42        59           88        124
Interest expense.....................................    (3,181)   (2,326)      (5,790)    (2,735)
Other................................................      (812)       10         (606)        52
                                                       --------   -------    ---------   --------
    Total other expense..............................    (3,951)   (2,257)      (6,308)    (2,559)
                                                       --------   -------    ---------   --------
Income (loss) before income taxes....................   (62,206)   (1,612)     (81,530)     3,917
Income tax benefit (expense).........................   (35,930)      581      (28,557)    13,130
                                                       --------   -------    ---------   --------
Net income (loss)....................................  $(98,136)  $(1,031)   $(110,087)  $ 17,047
                                                       ========   =======    =========   ========

NET INCOME (LOSS) PER SHARE:
  Basic..............................................  $  (3.44)  $ (0.04)   $   (3.86)  $   0.61
                                                       ========   =======    =========   ========

  Diluted............................................  $  (3.44)  $ (0.04)   $   (3.86)  $   0.60
                                                       ========   =======    =========   ========
WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic..............................................    28,549    28,073       28,530     28,105
                                                       ========   =======    =========   ========
  Diluted............................................    28,549    28,073       28,530     28,551
                                                       ========   =======    =========   ========


  The accompanying notes are an integral part of these consolidated financial statements.

                                  GENRAD, INC.
                          CONSOLIDATED BALANCE SHEETS
                    (In thousands, except per share amounts)


                                                               JUNE 30,
                                                                 2001       DECEMBER 30,
                                                                REVISED         2000
                                                              -----------   ------------
                                                              (Unaudited)
                                         ASSETS
CURRENT ASSETS:
Cash and cash equivalents...................................    $  5,935      $  8,321
Accounts receivable, less allowance of $1,403 and $828......      66,522       114,355
Inventories.................................................      58,570        65,551
Net deferred tax assets.....................................          --        12,781
Other current assets........................................      14,467         8,445
                                                                --------      --------
    Total current assets....................................     145,494       209,453

Property and equipment, net.................................      44,133        47,620
Net deferred tax assets.....................................          --        18,410
Intangible assets, net......................................      53,104        91,497
Other assets................................................       2,200         2,625
                                                                --------      --------
Total assets................................................    $244,931      $369,605
                                                                ========      ========
                          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt...........................    $ 85,519      $ 48,590
Trade accounts payable......................................      28,168        21,427
Accrued liabilities.........................................       9,804        14,766
Accrued compensation and employee benefits..................       8,001        10,645
Deferred revenue............................................      11,834        10,185
                                                                --------      --------
    Total current liabilities...............................     143,326       105,613
LONG-TERM LIABILITIES:
Long-term debt..............................................          45        45,050
Deferred revenue............................................         951         1,232
Deferred tax liabilities....................................          --         3,412
Other long-term liabilities.................................      13,273        13,541
                                                                --------      --------
    Total long-term liabilities.............................      14,269        63,235
                                                                --------      --------
Total liabilities...........................................    $157,595      $168,848
                                                                --------      --------
STOCKHOLDERS' EQUITY:
Common stock, $1.00 par value, 60,000 shares authorized;
  30,437 and 28,553 issued and outstanding, respectively at
  June 30, 2001 and 30,394 and 28,510 issued and
  outstanding, respectively at December 30, 2000............      30,437        30,394
Additional paid-in capital..................................     226,186       225,738
Treasury stock, 1,884 shares at June 30, 2001 and December
  30, 2000..................................................     (31,292)      (31,292)
Accumulated deficit.........................................    (132,506)      (22,419)
Accumulated other comprehensive loss........................      (5,489)       (1,664)
                                                                --------      --------
    Total stockholders' equity..............................      87,336       200,757
                                                                --------      --------
Total liabilities and stockholders' equity..................    $244,931      $369,605
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

                                  GENRAD, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)


                                                                SIX MONTHS ENDED
                                                              --------------------
                                                              JUNE 30,
                                                                2001      JULY 1,
                                                               REVISED      2000
                                                              ---------   --------
OPERATING ACTIVITIES:
Net income (loss)...........................................  $(110,087)  $17,047
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
Depreciation and amortization...............................     14,290    10,614
Deferred income tax expense.................................     28,102        --
Impairment of long-lived assets.............................     28,190        --
All other non-cash adjustments..............................     17,840   (15,586)
  Changes in operating assets and liabilities, net of
    effects of acquisitions:
Accounts receivable.........................................     45,041    (6,581)
Inventories.................................................     (7,483)  (16,876)
All other operating assets and liabilities changes..........     (6,943)   (1,122)
                                                              ---------   -------
Net cash provided by (used in) operating activities.........      8,950   (12,504)

INVESTING ACTIVITIES:
Purchases of property and equipment.........................     (4,523)  (12,782)
Proceeds from sale of property and equipment................        921        --
Purchase of subsidiaries, net of cash acquired..............         --   (69,185)
Development of intangible assets............................     (1,083)   (1,619)
                                                              ---------   -------
Net cash used in investing activities.......................     (4,685)  (83,586)

FINANCING ACTIVITIES:
Proceeds from (repayments of) credit facility, net..........     (9,404)   99,224
Proceeds from employee stock plans..........................        268       818
Purchase of treasury stock..................................         --    (2,275)
                                                              ---------   -------
Net cash (used in) provided by financing activities.........     (9,136)   97,767
Effect of exchange rates on cash and cash equivalents.......      2,485     3,011
                                                              ---------   -------
(Decrease) increase in cash and cash equivalents............     (2,386)    4,688
Cash and cash equivalents at beginning of period............      8,321     6,951
                                                              ---------   -------
Cash and cash equivalents at end of period..................  $   5,935   $11,639
                                                              =========   =======


  The accompanying notes are an integral part of these consolidated financial statements.

                                  GENRAD, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)

NOTE 1: BASIS OF PRESENTATION


    The accompanying unaudited consolidated financial statements of GenRad, Inc. ("GenRad" or "the Company") should be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K/A for the year ended December 30, 2000. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary to present fairly the consolidated financial position at June 30, 2001 and December 30, 2000, the results of operations for the three and six months ended June 30, 2001 and July 1, 2000, and cash flows for the six months ended June 30, 2001 and July 1, 2000. Interim results are not necessarily indicative of the results for the full fiscal year.


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


REVISION



    The Company has currently revised its previously filed consolidated financial statements for the three and six months ended June 30, 2001. The adjustment to the previously filed financial statements was to record in the second quarter a non-cash 100% valuation allowance against the Company's net deferred tax assets of $59.5 million. The Company's net deferred tax assets consist primarily of foreign and domestic net operating losses together with other temporary differences between the required book and tax treatment of deductible tax attributes. The net operating loss carryforward at June 30, 2001 is approximately $125.0 million. Of the $125.0 million, $25.0 million will expire between 2003 and 2005, $50.0 million between 2006 and 2010 and $50.0 million in 2021 and thereafter.



    Issued in 1992, FASB Statement No. 109 ("SFAS 109"), "Accounting for Income Taxes", and its subsequent interpretations, requires that a valuation allowance be recorded when it is "more likely than not that some portion or all of the deferred tax assets will not be realized". It further states that "forming a conclusion that a valuation allowance is not needed is difficult where there is negative evidence such as recent cumulative losses" and that "all available evidence, both positive and negative, should be considered to determine whether, based on the weight of that evidence, a valuation allowance is needed". As a result of the sudden and significant downturn in the electronics industry, the Company has incurred significant and previously unforecasted financial accounting losses for the first two quarters of 2001, and the current outlook indicates that significant uncertainty will continue for the remainder of 2001 and into 2002. The application of SFAS 109 suggests that significant consideration be given to a 100% valuation allowance against any deferred tax asset when a company has experienced recent cumulative financial accounting losses and these losses are expected to continue for early future periods. Accordingly, and after considering such specific positive evidence as the Company's recent history of sustained profitability since 1995, the Company has provided a 100% valuation allowance for the net deferred tax assets of $59.5 million at June 30, 2001. The Company will continue to provide a 100% valuation allowance against the deferred tax assets until it returns to an appropriate level of financial accounting and taxable income. The ultimate realization of any deferred tax assets depends on the Company's ability to generate sufficient taxable income in the future. If the Company is successful in generating sufficient taxable income in the future, the Company will reduce the valuation allowance through a reduction in income tax expense.

                                  GENRAD, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                  (Unaudited)


    The consolidated financial statements and related notes thereto as of and for the quarter ended June 30, 2001 presented in this Form 10-Q/A reflect this revision. A summary of the impact of this adjustment on the Consolidated Statements of Operations for the three and six months ended June 30, 2001 and on the Consolidated Balance Sheet as of June 30, 2001 is as follows:



                                                                  THREE MONTHS ENDED
                                                                    JUNE 30, 2001
                                                              --------------------------
                                                              AS PREVIOUSLY
                                                                REPORTED      AS REVISED
                                                              -------------   ----------
Loss before income taxes....................................    $(62,206)     $ (62,206)
Income tax benefit (expense)................................      23,608        (35,930)
                                                                --------      ---------
Net loss....................................................    $(38,598)     $ (98,136)
                                                                ========      =========

Net loss per share:
  Basic.....................................................    $  (1.35)     $   (3.44)
                                                                ========      =========
  Diluted...................................................    $  (1.35)     $   (3.44)
                                                                ========      =========



                                                                   SIX MONTHS ENDED
                                                                    JUNE 30, 2001
                                                              --------------------------
                                                              AS PREVIOUSLY
                                                                REPORTED      AS REVISED
                                                              -------------   ----------
Loss before income taxes....................................    $(81,530)     $ (81,530)
Income tax benefit (expense)................................      30,981        (28,557)
                                                                --------      ---------
Net loss....................................................    $(50,549)     $(110,087)
                                                                ========      =========

Net loss per share:
  Basic.....................................................    $  (1.77)     $   (3.86)
                                                                ========      =========
  Diluted...................................................    $  (1.77)     $   (3.86)
                                                                ========      =========



                                                              AS PREVIOUSLY   AS REVISED
                                                                REPORTED       JUNE 30,
                                                              JUNE 30, 2001      2001
                                                              -------------   ----------
Net deferred tax assets.....................................    $ 59,540      $      --
                                                                ========      =========
Current assets..............................................    $156,143      $ 145,494
                                                                ========      =========
Total assets................................................    $304,471      $ 244,931
                                                                ========      =========
Accumulated deficit.........................................    $(72,968)     $(132,506)
                                                                ========      =========
Accumulated other comprehensive loss........................    $ (5,487)     $  (5,489)
                                                                ========      =========
Total stockholders' equity..................................    $146,876      $  87,336
                                                                ========      =========
Total liabilities and stockholders' equity..................    $304,471      $ 244,931
                                                                ========      =========


EARNINGS PER SHARE

    Basic earnings per share ("EPS") is calculated by dividing net income (loss) by the weighted average number of shares outstanding during the period. Diluted EPS is calculated by dividing net

                                  GENRAD, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                  (Unaudited)

income (loss) by the weighted average number of shares outstanding plus the dilutive effect, if any, of outstanding stock options using the "treasury stock" method. The following table presents the calculation for both basic and diluted EPS for the three and six months ended June 30, 2001 and July 1, 2000 (in thousands, except per share amounts):


                                                                         THREE MONTHS ENDED
                                                   ---------------------------------------------------------------
                                                           JUNE 30, 2001                     JULY 1, 2000
                                                   ------------------------------   ------------------------------
                                                                           PER                              PER
                                                                          SHARE                            SHARE
                                                     LOSS      SHARES     AMOUNT      LOSS      SHARES     AMOUNT
                                                   --------   --------   --------   --------   --------   --------
BASIC:
Net loss.........................................  $(98,136)   28,549     $(3.44)   $(1,031)    28,073     $(0.04)
Dilutive effect of stock options.................        --        --         --         --         --         --
                                                   --------    ------     ------    -------     ------     ------
DILUTED:
Net loss.........................................  $(98,136)   28,549     $(3.44)   $(1,031)    28,073     $(0.04)
                                                   ========    ======     ======    =======     ======     ======



                                                                          SIX MONTHS ENDED
                                                  ----------------------------------------------------------------
                                                           JUNE 30, 2001                     JULY 1, 2000
                                                  -------------------------------   ------------------------------
                                                                           PER                              PER
                                                                          SHARE                            SHARE
                                                    LOSS       SHARES     AMOUNT     INCOME     SHARES     AMOUNT
                                                  ---------   --------   --------   --------   --------   --------
BASIC:
Net income (loss)...............................  $(110,087)   28,530     $(3.86)   $17,047     28,105     $ 0.61
Dilutive effect of stock options................         --        --         --         --        446     $(0.01)
                                                  ---------    ------     ------    -------     ------     ------
DILUTED:
Net income (loss)...............................  $(110,087)   28,530     $(3.86)   $17,047     28,551     $ 0.60
                                                  =========    ======     ======    =======     ======     ======


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

                                  GENRAD, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                  (Unaudited)

flow hedges. Comprehensive income (loss) for the three and six months ended June 30, 2001 and July 1, 2000 are as follows (in thousands):


                                                                   THREE MONTHS ENDED
                                                              ----------------------------
                                                              JUNE 30, 2001   JULY 1, 2000
                                                              -------------   ------------
Net loss....................................................    $(98,136)       $(1,031)
Other comprehensive income (loss):
  Foreign currency translation adjustments, net of tax of $0
    and $(108)..............................................        (562)           192
  Unrealized gain on derivatives............................         184             --
                                                                --------        -------
Total other comprehensive income (loss).....................        (378)           192
                                                                --------        -------
Comprehensive loss..........................................    $(98,514)       $  (839)
                                                                ========        =======



                                                                    SIX MONTHS ENDED
                                                              ----------------------------
                                                              JUNE 30, 2001   JULY 1, 2000
                                                              -------------   ------------
Net income (loss)...........................................    $(110,087)      $17,047
Other comprehensive income (loss):
  Foreign currency translation adjustments, net of tax of $0
    and $(178)..............................................       (2,318)          316
  Unrealized loss on derivatives............................       (1,506)           --
                                                                ---------       -------
Total other comprehensive income (loss).....................       (3,824)          316
                                                                ---------       -------
Comprehensive income (loss).................................    $(113,911)      $17,363
                                                                =========       =======


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
                                                              ======         ===        ====      ======

                                  GENRAD, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                  (Unaudited)

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

                                  GENRAD, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

                                                  PS         FS         DS         SS       TOTAL
                                               --------   --------   --------   --------   --------
THREE MONTHS ENDED JUNE 30, 2001:
  Revenue:
    Products.................................  $ 20,857   $ 2,996    $ 14,915   $ 1,084    $ 39,852
    Services.................................        --        --          --    14,646      14,646
                                               --------   -------    --------   -------    --------
      Total revenue..........................  $ 20,857   $ 2,996    $ 14,915   $15,730    $ 54,498
                                               ========   =======    ========   =======    ========

Operating income (loss)......................  $(12,754)  $(4,474)   $(37,404)  $ 4,017    $(50,615)
                                               ========   =======    ========   =======    ========

THREE MONTHS ENDED JULY 1, 2000:
  Revenue:
    Products.................................  $ 46,953   $ 3,350    $ 17,771   $ 2,229    $ 70,303
    Services.................................        --        --          --   $17,021    $ 17,021
                                               --------   -------    --------   -------    --------
      Total revenue..........................  $ 46,953   $ 3,350    $ 17,771   $19,250    $ 87,324
                                               ========   =======    ========   =======    ========

Operating income (loss)......................  $ 10,366   $  (799)   $ (2,018)  $ 4,851    $ 12,400
                                               ========   =======    ========   =======    ========

                                                  PS         FS         DS         SS       TOTAL
                                               --------   --------   --------   --------   --------
SIX MONTHS ENDED JUNE 30, 2001:
  Revenue:
    Products.................................  $ 45,096   $ 8,997    $ 28,740   $ 3,250    $ 86,083
    Services.................................        --        --          --    30,847      30,847
                                               --------   -------    --------   -------    --------
      Total revenue..........................  $ 45,096   $ 8,997    $ 28,740   $34,097    $116,930
                                               ========   =======    ========   =======    ========

Operating income (loss)......................  $(19,726)  $(5,113)   $(39,631)  $ 8,723    $(55,747)
                                               ========   =======    ========   =======    ========
SIX MONTHS ENDED JULY 1, 2000:
  Revenue:
    Products.................................  $ 78,883   $ 6,381    $ 30,506   $ 4,103    $119,873
    Services.................................        --        --          --    33,824      33,824
                                               --------   -------    --------   -------    --------
      Total revenue..........................  $ 78,883   $ 6,381    $ 30,506   $37,927    $153,697
                                               ========   =======    ========   =======    ========

Operating income (loss)......................  $ 16,163   $(1,565)   $ (4,877)  $10,815    $ 20,536
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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

                                  GENRAD, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


    In addition to the historical information contained in this document, the discussion in this Report on Form 10-Q/A contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. The cautionary statements made in this Report on Form 10-Q/A should be read as being applicable to all related forward-looking statements whenever they appear in this Report on Form 10-Q/A. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include those discussed in Item 1 "Business" of the Company's Annual Report on Form 10-K/A for the year ended December 30, 2000 as well as those discussed in this section and elsewhere in this Quarterly Report on Form 10-Q/A.


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


                                                  THREE MONTHS ENDED                    SIX MONTHS ENDED
                                            -------------------------------      -------------------------------
                                            JUNE 30, 2001      JULY 1, 2000      JUNE 30, 2001      JULY 1, 2000
                                            -------------      ------------      -------------      ------------
Total revenue.............................       100.0%            100.0%              100.0%           100.00%
Cost of revenue...........................       114.3%             60.7%               91.2%             59.3%
                                              ---------          --------           ---------         ---------
Gross margin..............................      (14.3)%             39.3%                8.8%             40.7%
Selling, general and administrative.......        33.6%             23.3%               34.3%             24.8%
Research and development..................        15.1%              8.3%               13.8%              8.5%
Amortization of acquisition-related
  intangible assets.......................         3.8%              2.3%                3.7%              1.8%
Restructuring and other charges...........           --              4.7%                2.6%              1.1%
Impairment of long-lived assets...........        40.0%                --               18.7%                --
Acquired in-process research and
  development.............................           --                --                  --              0.3%
                                              ---------          --------           ---------         ---------
Total operating expenses..................        92.5%             38.6%               73.1%             36.5%
                                              ---------          --------           ---------         ---------
Operating income (loss)...................     (106.8)%              0.7%             (64.3)%              4.2%
Other expense.............................       (7.3)%            (2.6)%              (5.4)%            (1.6)%
Income tax benefit (expense)..............      (65.9)%              0.7%             (24.4)%              8.5%
                                              ---------          --------           ---------         ---------
Net income (loss).........................     (180.0)%            (1.2)%             (94.1)%             11.1%
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



INCOME TAXES



    The Company has provided a 100% valuation allowance against the net deferred tax assets of $59.5 million at June 30, 2001, resulting in income tax expense of $35.9 million in 2001 compared to income tax benefit of $0.6 million in 2000. The valuation allowance was recorded primarily as a result of previously unforecasted financial accounting losses experienced by the Company in the first two quarters of 2001 from the sudden and significant downturn in the electronics industry, together with the Company's current outlook which indicates that significant uncertainty will continue for the remainder of 2001 and into 2002.


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



INCOME TAXES



    The Company has provided a 100% valuation allowance against the net deferred tax assets of $59.5 million at June 30, 2001, resulting in income tax expense of $28.6 million in 2001 compared to income tax benefit of $13.1 million in 2000. The valuation allowance was recorded primarily as a result of previously unforecasted financial accounting losses experienced by the Company in the first two quarters of 2001 from the sudden and significant downturn in the electronics industry, together with the Company's current outlook which indicates that significant uncertainty will continue for the remainder of 2001 and into 2002. The recorded net income tax benefit in 2000 results primarily from a reversal of a portion of the deferred tax asset valuation allowance totaling $14.5 million, which was recorded during the three months ended April 1, 2000 due to management's expectations of future income and expected utilization of domestic and foreign net operating loss carryforwards. Excluding the reversal of a portion of the deferred tax asset valuation allowance, the income tax provision totaled $1.4 million for 2000.

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


    Net cash provided by operating activities during 2001 was primarily driven by a decrease in accounts receivable of $45.0 million, the result of aggressive collection efforts combined with depressed sales volume, and an increase in trade accounts payable of $6.9 million. Significant non-cash items affecting net loss were a $28.2 million charge for the impairment of goodwill and other long-lived assets, depreciation and amortization of $14.3 million, increased excess and obsolete inventory provisions of $13.3 million and a decrease in deferred tax expense of $28.1 million. These inflows were primarily utilized to fund the $110.1 million net loss and inventory investments of $7.5 million.


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


Date: August 30, 2001